Form 10-K
period 2018-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2019-04-01
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,216,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 29, 2018, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $1.6 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $140. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the OTCQB Venture Market on June 29, 2018 (the exchange on which our Class A common stock then traded) of $0.40 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 22, 2019, 4,241,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2019 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are a leading Spanish-language media and entertainment company with radio and/or television stations in some of the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 34% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, news, music and live entertainment through our radio stations and our television group, MegaTV, which produces over 60 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida, Houston, and Puerto Rico and through programming and/or distribution agreements with other stations, as well as various cable and satellite providers.

We operate WSKQ in New York City which is the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour. WSKQ delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2018 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 250 affiliate radio stations serving 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market and reaches over 15 million listeners in an average week.

As part of our operating business, we also maintain multiple Spanish and bilingual websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  The LaMusica mobile app is a music and entertainment video and audio app that programs an extensive series of short form videos, simultaneous live streams of our radio stations, hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The new video additions to our mobile app significantly enhance the audience’s engagement level and increase the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

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

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2000 and 2018, the U.S. Hispanic population increased by 68.1% compared to 8.8% for the non-Hispanic population. In 2018, Hispanics comprised 18.3% of the U.S. population and more than one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2018. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2015 and is projected to grow to 31% of the U.S. population by 2060, according to the U.S. Census Bureau. Hispanics have accounted for nearly half of the U.S. population growth since the 2010 Census.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for $1.5 trillion of total buying power in 2018, up from $1.0 trillion in 2010 and is estimated to grow to $1.9 trillion by 2023, according to the Selig Center for Economic Growth, The Multicultural Economy, 2018. U.S. Hispanic buying power accounted for 10.4% of all U.S. buying power in 2018. By 2023, Hispanics will account for 11.2% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $9.2 billion on Spanish-language media advertising in 2017, according to the 2018 Hispanic Fact Pack. This amount has more than quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

The above market opportunity information is based on data provided by the 2018 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2018, 4th edition and the Selig Center for Economic Growth publication, The Multicultural Economy, 2018.

Our Strengths

Strong Presence in the Largest U.S. Hispanic Markets. We operate in six of the eight largest U.S. Hispanic markets: Los Angeles, New York, Miami, San Francisco, Chicago and Houston, as well as also operating in Puerto Rico. We operate three of the top six Spanish-language radio stations in the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations in terms of highest listenership. The New York and Los Angeles markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. Los Angeles and New York are also, respectively, the largest and second largest overall radio markets in the United States as measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

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

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2018, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Notes

As of the date of this Annual Report, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We sold our Los Angeles real estate for $14.7 milion and a portion of our Puerto Rico television spectrum for $5.5 million, in 2017.  During the third quarter of 2018, we sold our New York real estate for $14.0 million. We used the net proceeds from the sales of our Los Angeles and New York real estate and the sale of the Puerto Rico television spectrum to repay a portion of the Notes.

The Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The complaint, as amended (the “Preferred Holder Complaint”), alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $175.3 million as of December 31, 2018), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  We have filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. We received a ruling on the motion to dismiss on August 27, 2018. The ruling granted our motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed.

Foreign Ownership Issue

We take the position that the ownership of our shares, both common and Series B Preferred Stock, by those stockholders that validly secured their shares in accordance with the requirements of the Charter was validly constituted and does not result in a violation of the Communications Act or the FCC’s implementing rules.  However, if legal recognition is given to the purchase by certain foreign entities and individuals of Series B Preferred Stock in amounts that exceed the limits of the Charter, the Communications Act, and the FCC’s rules, then a violation may exist.  This conclusion would be based on claims made in the Preferred Holder Complaint, the accuracy of which we have not conceded, which asserted that the collective ownership of the outstanding Series B preferred stock by foreign entities (as defined below) exceeded 63 percent of the outstanding Series B preferred stock. As discussed below under “Federal Regulation of Radio and Television Broadcasting – Foreign Ownership,” Section 310(b) of the Communications Act prohibits foreign entities from holding in excess of 25 percent of the equity in the Company absent the affirmative consent of the FCC.  During our review, we also determined that the current ownership of the Series B preferred stock appeared to violate the foreign ownership restrictions set forth in the Charter.

Article X of our Charter contains provisions governing foreign ownership of our capital stock and compliance with Section 310 of the Communications Act. These provisions of our Charter restrict foreign ownership in us to not more than 25 percent of the aggregate number of our shares of capital stock outstanding in any class or series entitled to vote on any matter.  In addition, the last paragraph of Article X of the Charter provides that any transfers of our equity securities that would either violate (or would result in a violation of) the Communications Act or that required prior approval of the FCC are “ineffective.”  As a result, in reviewing the Preferred Holder Complaint, we have taken the position that if this provision is given effect, certain of those transfers, when attempted, appear to have been in contravention of the Charter and the Communications Act, and were therefore void as a legal matter when they were attempted.  In addition, to the extent that those transactions required prior FCC approval or, if given effect, would have placed the Company in violation of the foreign ownership restrictions set forth in the Communications Act, those transactions were ineffective and void by operation of the Charter, and are therefore deemed to have never occurred.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B Preferred Stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.  We added that such suspension of rights would remain in place with respect to each holder of the Series B preferred stock until we had concluded that (1) the shares of such holder should be treated as not owned by aliens or their representatives, as these terms are used under the Communications Act, or (2) the ownership by the purported holders of the Series B preferred stock (including the ownership of any shares by foreign entities) complies with the requirements of the Communications Act and our Charter.  Such suspension of rights was meant from the outset to be a temporary and reasonable measure, intended to elicit the information necessary to determine which Series B preferred stock sales were proper under our Charter. We pledged to restore the suspended rights to each shareholder that demonstrated it was neither an alien nor a representative of an alien or upon a showing that its ownership of Series B preferred stock (including stakes held by any non-U.S. entities) complies with Section 310(b) of the Communications Act and our Charter.

We communicated to these purported holders and their counsel the urgent need for information from them so we could understand the details of the transactions under which these parties claim to have acquired their Series B preferred stock, and the ownership of our equity securities that is claimed by them. On that date, we also filed with the Commission a Current Report on Form 8-K summarizing the information request and the potential consequences of excessive foreign ownership of the Series B preferred stock.  Without this information, we cannot determine which holders in fact own Series B preferred stock and which do not because of the effect of the provisions contained in the Charter that protect us against a violation of the Communications Act and the 25 percent limitation on foreign ownership in an entity controlling an FCC licensee in the absence of FCC approval.  We took this action in order to safeguard our most important assets, our FCC broadcast licenses, which would otherwise potentially be at risk if we failed to take appropriate measures to remain in compliance with the Communications Act.  On January 9, 2018, as a follow-up to the November 28, 2017 notice, we issued a second public notice requesting additional information from the holders of the Series B preferred stock.  We sought additional information from the holders of the Series B Preferred stock regarding their purported acquisition and claimed ownership of the Series B Preferred stock.

In our communications, we also announced that we would issue foreign share certificates containing a restrictive legend in accordance with the requirements of the Charter. However, we were unable to do so because of a lack of ownership information from the holders of the Series B Preferred stock. The purported holders of the Series B preferred stock did not fully and adequately respond to our two requests for information (on November 28, 2017 and January 9, 2018) that would allow us to determine which holders should receive foreign share certificates and to reinstitute the rights of all holders of Series B preferred stock that were within legal limits.

Additionally, on November 13, 2017, we filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.   On December 4, 2017, we also filed a petition with the FCC for declaratory ruling (the “Petition”) with respect to the potential excess foreign ownership.  We filed the Petition not because we had concluded that an affirmative FCC public interest ruling regarding recognized foreign ownership was required, but at the suggestion of FCC staff to ensure we had prophylactically availed ourselves of the “safe harbor” protections of Section 1.5004(f)(4) of the FCC’s Rules, in the event such a declaratory ruling ultimately proved necessary. This suggestion came after we had previously notified the FCC of a possible Section 310(b) foreign ownership issue triggered by the filing of the Preferred Holder Complaint.  The FCC responded to the Petition by sending us a letter detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding our Petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide us with sufficient information about the extent and nature of their foreign ownership to enable us to supplement the Petition with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. We reviewed this information in order to determine whether it was complete, true and correct, as required by the FCC’s rules, and requested some additional information from the Series B preferred stockholders.  The purported Series B preferred stockholders did not provide any additional information regarding the timing of their alleged purchases of Series B preferred stock until December 5, 2018. On that date, such stockholders filed responses to our interrogatories in the Series B Preferred Stock Litigation. These responses contained a significant portion of the pending information that was originally solicited on November 2017 and January 2018, respectively. The new information mainly consisted of the trading information in the Series B preferred stock, including dates of acquisition, the number of shares purportedly acquired in each transaction and, to the extent available, seller information.  On December 6, 2018, we received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising us that we were under investigation for potential violations of Section 310(b) of the Communications Act related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of us detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that we became aware of the situation, and the steps we took to address the situation.  We timely filed our response to the Bureau’s letter of inquiry on February 8, 2019.  As of the date of this Annual Report, we have not received a response or any additional inquiries from the Bureau regarding this investigation.

Previously, on April 27, 2018, the Company had announced publicly that the purported foreign ownership excess did not exist.  On this date, the Company issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund notifying these investors that their claimed purchases of Series B preferred stock would be treated as void and non-existent because these investors attempted to acquire these shares in transactions that, if given effect, would have violated the Charter. In the Notices, the Company invited these investors to demonstrate facts to the contrary supported by relevant documentation. As of the date of this Annual Report, these investors have not provided the Company with any facts or provided any documentation that would support a different legal conclusion.

As stated above, we take the position that certain of the purported non-U.S. preferred stockholders do not currently hold valid equity interests in us, with the result that there is no foreign ownership excess. For this reason, we did not claim in our Petition or any supplement thereto that it would be in the public interest for the relevant entities to hold aggregate interests exceeding the 25 percent foreign ownership benchmark. As stated in the original Petition, we then recognized that our showing “is not yet complete with respect to the FCC’s ability to render a decision regarding the … public interest inquiry.”  Because the share transfers that gave rise to some or all of the Series B preferred stock ownership claims of several purported non-U.S. preferred stockholders are invalid, there would be no need for such a showing unless a court first determines that the suspect transactions must be honored. Accordingly, both the Company and the purported Series B preferred stockholders have suggested that the FCC should consider simply holding the Petition in abeyance until the Series B Preferred Stock Litigation is resolved.

As of the date of this Annual Report, the Company believes that there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock purportedly held by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or to the extent of any additional remedial action by the Company that may be necessary.

Continuing Efforts to Refinance the Notes

We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes.  We believe that the delay in refinancing the Notes has adversely affected us, including because we have been paying substantially more in interest expense on our outstanding Notes than would be the case if we refinanced them in the current market based on the feedback we have received from several financial institutions and potential sources of capital; there is a cloud on title regarding who validly owns our Series B preferred stock, which has created uncertainty as to who owns these shares, and the parties with whom the Company could potentially negotiate a consensual restructuring; we are incurring higher legal costs than otherwise would be the case due to our efforts to resolve the situation in general, to defend ourselves against the Series B preferred stock litigation and to address the foreign ownership issue before the FCC we describe above; the trading price of our common stock and preferred stock has been materially adversely affected; our ability to attract interest from investment banks and third party capital suppliers has been materially adversely affected; our reputation has been similarly negatively affected as a general matter despite our diligent efforts to resolve the situation; and the negativity and complexity surrounding our situation has been an unfortunate distraction from our otherwise successful business.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.  We face various risks regarding these matters.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

Operating Segments

We report two operating segments: radio and television.

See Part II, Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and operate radio stations in Los Angeles, New York, Chicago, San Francisco, Miami and Puerto Rico. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2018
		market radio			Percentage of
Radio		over-the-air	2017 Hispanic	2017 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designated Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$670.0	6.2	13.5	46.0%	10.0%
2	New York	520.2	5.0	19.1	26.0%	7.9%
3	Chicago	404.4	2.2	9.5	23.0%	3.5%
7	San Francisco	245.0	1.9	7.8	24.0%	3.0%
11	Miami-Ft. Lauderdale	210.3	2.4	4.7	52.0%	3.9%
35	Puerto Rico	71.0	3.3	3.3	99.0%	5.3%
	Total in our markets	$2,120.9	21.0	57.9	36.2%	33.6%

Source:	BIA/Kelsey’s Investing in Radio Market Report 2018, 4th edition

In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 250 affiliate radio stations serving 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market and reaches over 15 million listeners in an average week.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2018, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2017, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2018, advertising revenues were projected to be approximately $670.0 million. The Los Angeles market experienced an annual radio revenue decrease of 5.9% between 2016 and 2017.

New York. In 2017, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $520.2 million. The New York market experienced an annual decrease of 2.9% in annual radio revenue between 2016 and 2017.

Chicago. In 2017, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $404.4 million. The Chicago market experienced an annual radio revenue decrease of 3.8% between 2016 and 2017.

San Francisco. In 2017, the San Francisco market was the seventh largest U.S. radio market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $245.0 million. The San Francisco market experienced an annual radio revenue decrease of 7.5% between 2016 and 2017.

Miami-Ft. Lauderdale. In 2017, the Miami-Ft. Lauderdale market was the eleventh largest U.S. radio market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $210.3 million. The Miami market experienced an annual radio revenue decrease of 2.2% between 2016 and 2017.

Puerto Rico. In 2017, the Puerto Rico market was the thirty-fifth largest U.S. radio market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $71.0 million. The Puerto Rico market experienced an annual radio revenue decrease of 4.9% between 2016 and 2017.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Latin Rhythmic format consists of Reggaeton and Tropi-Pop which is a mix of upbeat pop and tropical music.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Owned and Operated
							Target buying
	# of	# of					demographic
Market	stations	formats	FM Station ID	Frequency	Station Name	Format	group by age
Los Angeles	2	2	KLAX	97.9	La Raza	Regional Mexican	18 – 49
			KXOL	96.3	Mega	Latin Rhythmic	18 – 34

New York	2	2	WSKQ	97.9	Mega	Spanish Tropical	18 – 49
			WPAT	93.1	Amor	Spanish Adult Contemporary	25 – 54

Puerto Rico	8	4	WMEG	106.9	Mega	Top 40	18 – 49
			WEGM	95.1	Mega	Top 40	18 – 49
			WRXD	96.5	Play 96.5	Top 40	25 – 54
			WIOB	97.5	Zeta 93	Spanish Tropical	25 – 54
			WZNT	93.7	Zeta 93	Spanish Tropical	25 – 54
			WZMT	93.3	Zeta 93	Spanish Tropical	25 – 54
			WODA	94.7	La Nueva 94	Latin Rhythmic	18 – 34
			WNOD	94.1	La Nueva 94	Latin Rhythmic	18 – 34

Chicago	1	1	WLEY	107.9	La Ley	Regional Mexican	18 – 49

Miami	3	3	WXDJ	106.7	El Zol	Spanish Tropical	18 – 49
			WCMQ	92.3	Z 92.3	Spanish Adult Contemporary	25 – 54
			WRMA	95.7	Ritmo 95.7	Spanish Tropical	18 – 49

San Francisco	1	1	KRZZ	93.3	La Raza	Regional Mexican	18 – 49

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market with over 250 affiliate radio stations, which serve 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

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

•

AIRE Select Network (Hispanic Adults 18-49, M-Sun 6am-12mid).  The AIRE Select Network targets active young Hispanic adults in fast growing Hispanic metro markets. Its concentrated coverage in the Top 10 Hispanic demographic market areas provide advertisers with a multicultural outreach effort targeting the young and growing Hispanic population. AIRE Select is a day specific, as well as a daypartable network.

•

Mega Network (Hispanic Adults 18-49 M-F 6am-12mid)) The Mega Network consists of highly-rated Spanish-language radio stations in major markets and provides flexible scheduling options to reach the fastest growing population in the U.S.  The Mega Network is the ideal vehicle with music, entertainment, sports and news formats in Los Angeles, New York, Miami, Houston and Chicago to reach advertisers’ business goals.

•

Impacto Network (Hispanic Adults 18-49, M-Sun 6a-12mid). The Impacto Network is a complete lineup of stations with creative customized options for advertisers to reach this highly desirable demographic: affluent and professional singles and families.  The Impacto Network consists of Spanish CHR and Hits, Tropical/AC and Regional Mexican formats, attractive to a wide range of advertisers.

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

•

El Terrible Morning Show. Thousands of Spanish-speaking radio listeners who enjoy the regional Mexican genre tune in every morning to this fun and diverse show, which brings listeners the latest news, lifestyle, motivation and entertainment.

•	La Mezcla con DJ Alex Sensation Show. The “La Mezcla con DJ Alex Sensation Show”(The Mix) is a seamless mix of our listeners’ favorite songs including the Top 40 Latin tracks of the moment.

In addition to these networks and shows, we offer broadcasters two 24 hours / 7 days a week programming formats:  our Regional Mexican and Tropical formats.   Each of our programming formats produces a music format that is simultaneously distributed via XDS with a High Definition quality sound to our affiliate stations.  Technology allows our affiliate stations to offer the necessary local feel and to be responsive to local clients and community needs.  The audience gets the benefit of a national radio station sound along with local content.

Television Overview and Programming

We have created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the Hispanic audience by focusing on our core strengths as an entertainment company, thus offering a new alternative compared to the traditional Latino channels. The following table sets forth demographic and statistical information with respect to our television markets, excluding cable and satellite providers, such as DirecTV, DirecTV Puerto Rico, AT&T U-Verse, and Verizon Fios:

		2018
		market TV
		over-the-air			Percentage of
TV		estimated	2017 Hispanic	2017 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designated Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
5	Houston	$511.8	2.7	7.3	36.9%	4.3%
8	Miami-Ft. Lauderdale	478.0	2.4	4.8	51.0%	3.9%
29	San Juan, Puerto Rico	150.7	3.3	3.3	99.0%	5.3%
59	Fresno-Visalia	79.5	1.2	2.1	56.4%	1.8%
	Total in our markets	$1,220.0	9.6	17.5	55.0%	15.3%

Source:	BIA/Kelsey’s Investing in Television Market Report 2018, 4th edition

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2018, 4th edition.

Houston. In 2017, the Houston market was the fifth largest U.S. television market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $511.8 million. The Houston market experienced an annual television revenue decrease of 9.7% between 2016 and 2017.

Miami. In 2017, the Miami-Ft. Lauderdale market was the eighth largest U.S. television market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $478.0 million. The Miami-Ft. Lauderdale market experienced an annual television revenue decrease of 18.2% between 2016 and 2017.

San Juan, Puerto Rico. In 2017, the San Juan, Puerto Rico market was the twenty-ninth largest U.S. television market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $150.7 million. The San Juan, Puerto Rico market experienced an annual television revenue decrease of 15.0% between 2016 and 2017.

Fresno. In 2017, the Fresno-Visalia market was the fifty-ninth largest U.S. television market in terms of advertising revenue.  In 2018, advertising revenues were projected to be approximately $79.5 million. The Fresno-Visalia market experienced an annual television revenue decrease of 12.2% between 2016 and 2017.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Programming type
Houston, Texas	KTBU	Owned & Operated
Miami, Florida	WSBS	Owned & Operated
San Juan, Puerto Rico	WTCV	Owned & Operated
Ponce, Puerto Rico	WVOZ	Owned & Operated
Aguadilla, Puerto Rico	WVEO	Owned & Operated
Fresno, California	KSDI	Affiliation Agreement
DIRECTV	Satellite	Distribution Agreement
DIRECTV-Puerto Rico	Satellite	Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	Distribution Agreement
Verizon Fios (1)	ADS/Cable	Distribution Agreement

(1)	MegaTV is distributed by Verizon Fios in Queens and Albany, NY.

Television Strategy

Mega TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to news and general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. On the forefront of digital platforms, we were the first Spanish-language programmer to broadcast in 100% native High Definition (“HD”) in the United States and one of the first Spanish-language programmers in the United States to launch content on Video On Demand, known as VOD.

As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming, as well as including interactive elements to complement our Internet websites. We produce over 60 hours of original programming per week. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, and the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

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

We believe that SBS Entertainment and SBS Interactive, together with our broadcast portfolio, enable our audience to enjoy targeted and culturally relevant entertainment, which include, but are not limited to concert specials, artist interviews, music editorial content, music reviews, and local entertainment calendars, among others. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional, targeted and dynamic medium.

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

It is customary in the radio, television, and interactive industry that the majority of advertising contracts with our advertisers are short-term and generally run for less than three months. This affords broadcasters the opportunity to modify advertising rates as dictated by changes in audience ratings, changes in competitive dynamics and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is responsible for maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assist in our collection efforts.

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

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by satellite, cable television systems and Internet-based music streaming services. Some radio broadcast stations, including ours, are utilizing digital technology on their existing terrestrial frequencies to deliver audio programming. The FCC also has licensed “low power” radio stations that provide low-cost noncommercial neighborhood service on frequencies which would not interfere with existing stations.

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

The delivery of information through the presently minimally regulated Internet has also created a new and growing form of competition for both radio and television. Internet broadcasts generally have no geographic limitations and can provide listeners with programming from around the country and the world. We expect that improvements from higher bandwidths, faster download speeds and wider programming selection will make Internet radio a more significant competitor in the future.  We continue to develop and expand our own websites and digital content.

The variety and quality of video and audio content on the internet continues to expand. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming continues to become available through nontraditional methods, which can directly impact the number of TV viewers and radio listeners and thus indirectly impact station rankings, popularity and revenue possibilities from our stations. We cannot assure you that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

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

Employees

As of December 31, 2018, we had 348 full-time employees and 94 part-time employees.  In July 2016, SAG-AFTRA was certified as the exclusive collective bargaining representative of a bargaining unit of approximately 30 employees at our Los Angeles-based stations KXOL and KLAX.  In October 2018, SAG-AFTRA was also certified as the exclusive collective bargaining representative of a bargaining unit of approximately 10 employees at our Chicago-based station WLEY.  We have been negotiating with representatives of SAG-AFTRA for initial collective bargaining agreements covering those bargaining units.  To date, we have not yet reached initial collective bargaining agreements with SAG-AFTRA covering either bargaining unit.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation	FCC
Broadcast station	Market	acquisition	expiration	frequency	class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021	97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021	96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2022	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022	93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2020	106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	12
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50
WZNT-FM	Puerto Rico	1/14/2000	2/1/2020	93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020	107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2020	95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2020	92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021	93.3 MHz	B	415	6
WSBS-DT	Miami, FL(1)	3/1/2006	2/1/2021	CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021	CH. 50(4)	CA	236	150
KTBU-DT	Houston, TX(2)	8/1/2011	8/1/2022	CH. 42(4)	DTV	597	1,000
WTCV-DT	San Juan, PR	1/4/2016	2/1/2021	CH. 21(5)	DTV	290	4
WVEO-DT	Aguadilla, PR(3)	1/4/2016	2/1/2021	CH. 17(5)	DTV	372	42
WVOZ-DT	Ponce, PR(3)	1/4/2016	2/1/2021	CH. 36(5)	DTV	247	50

(1)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(2)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.
(3)	TV Stations WVEO-DT and WVOZ-DT are operated as satellites of TV Station WTCV-DT pursuant to a satellite waiver.
(4)	The following television stations will be repacked as a result of the Broadcast Television Incentive Auction: (a) WSBS-CD (CH. 50 to CH. 19); and (b) KTBU-DT (CH. 42 to CH. 33).
(5)

WTCV-DT has moved from CH. 32 to CH. 21 and is now operating pursuant to a Channel Sharing Agreement with Station WJPX, San Juan, PR.  WVOZ-DT has moved from CH. 47 to CH. 36 and is now operating pursuant to a Channel Sharing agreement with Station WKPV(DT), Ponce, PR.  WVEO-DT is now operating pursuant to a Channel Sharing Agreement with Station WIRS(DT), Yauco, PR.

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

The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions. A new renewal cycle will begin in June 2019 and conclude in April 2023.

Transfers and Assignments of License

The Communications Act requires prior approval by the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

•	the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizens or entity ownership and control;
•	compliance with FCC rules limiting the common ownership of attributable interests in broadcast properties;
•	the history of compliance with FCC operating rules; and
•	the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

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

Foreign Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock directly owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations (which we collectively refer to as “foreign persons” in this Annual Report). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25 percent of the capital stock is owned or voted by foreign persons, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25 percent of our outstanding capital stock is issued to or for the benefit of foreign persons.  In November 2013, the FCC confirmed that it will consider on a case-by-case basis petitions for approval of foreign ownership that exceeds the 25 percent threshold and, in September 2016, the FCC adopted specific rules and procedures for the filing and review of such requests.  In the September 2016 decision, the FCC confirmed that it will allow companies to seek approval of up to 100% foreign ownership.  The FCC also adopted a methodology for determining the citizenship of the beneficial owners of publicly held shares that companies may use to ascertain compliance with the foreign ownership rules.  Our Charter provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

The Company takes the position that the current validly constituted ownership of the Company’s shares, both common and Series B Preferred Stock, was validly constituted and does not give rise to a violation of the Communications Act or the FCC’s implementing rules.  However, in reviewing the Preferred Holder Complaint, which was originally filed against us on November 2, 2017, as summarized under “—Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation,” we noted that if the alleged facts set forth in the Preferred Holder Complaint were correct, which we have not conceded, and the collective ownership of the outstanding Series B preferred stock by foreign entities exceeded 63 percent of the outstanding Series B preferred stock as stated in the Preferred Holder Complaint, then foreign entities would own well in excess of 25 percent of our equity in violation of Section 310(b)(4) of the Communications Act.  In addition, the last paragraph of Article X of the Charter provides that any transfers of the Company’s equity securities that would either violate (or would result in a violation of) the Communications Act or that required prior approval of the FCC are ineffective.  As a result, in reviewing the Preferred Holder Complaint, we take the position that if this provision is given effect, certain of those transfers, when attempted, appear to have been in contravention of the Charter and the Communications Act, and were therefore void as a legal matter when they were attempted.  In addition, to the extent that those transactions required prior FCC approval or, if given effect, would have placed the Company in violation of the foreign ownership restrictions set forth in the Communications Act, those transactions were ineffective and void by operation of the Charter, and are therefore deemed to have never occurred.

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

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on an interim contour-overlap methodology. For radio stations located outside Nielsen® Metro Survey Areas, the market definition is based on technical service areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the HSR Act.

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

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $407,270 per indecent or profane utterance with a maximum forfeiture exposure of $3,759,410 for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming.  The FCC inquiries with respect to indecency have been pending for several years and are not expected to have a material adverse effect on our business, operating results or financial condition.

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

Digital Television Services

As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. The transition to digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. Our full-power television and Class A television stations have completed construction of their DTV facilities and are currently broadcasting solely on their digital channels. Our full-power television station in Houston also broadcasts several additional video streams and our Class A television station in Miami broadcasts one additional video stream. Under current FCC rules, when “must carry” rights apply, cable systems and DBS operators are required to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment.

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

Children’s Television Programming

The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990. The rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger and require stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. In July 2018, the FCC released a Notice of Proposed Rulemaking seeking comment on revisions to the children’s television programming rules to modify outdated requirements and to give broadcasters greater flexibility in serving the educational and informational needs of children.   The notice remains pending.

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

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. Broadcast stations must also maintain a public inspection file on an FCC-maintained website.   This means that the materials in stations’ public inspection files are widely accessible.

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

Following completion of the incentive auction, the FCC is now “repacking” the remaining television broadcast spectrum, which requires certain television stations that did not participate or were not selected in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channels. We have been notified by the FCC that our Miami, Houston, and one of our Puerto Rico TV Stations will have their channel designation reassigned. The original reimbursement limit across all stations nationwide was $1.75 billion.  However, in March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that of that amount not more than $50 million could be used to reimburse FM stations that share towers with television stations being repacked and that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by the television stations.  In August, 2018, the FCC issued a Notice of Proposed Rulemaking proposing to adopt procedures to reimburse FM stations as well as to low power television and television translator stations that will be displaced. As of the date of this Annual Report this notice remains pending.

We have filed cost estimates related to the repacking of our TV stations and our channel reassignments and are submitting invoices for reimbursement as they are received.  We are not aware that any of our FM stations will be impacted by facilities modifications unlike what our television stations being repacked will be required to implement.  When repacking, the FCC makes reasonable efforts to preserve a station’s coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which most of our television broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band. The impact of the repacking of our broadcast television spectrum on our business cannot be predicted at this time.

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

Available Information

Our executive offices are located at 7007 NW 77th Avenue, Miami, Florida 33166 and our telephone number is 305-441-6901. You can find more information about us at our Internet website located at www.spanishbroadcasting.com and the investor relations section of our website is located at www.spanishbroadcasting.com/investor-relations. This Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The information on our Internet website (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not, and shall not be deemed to be  part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any other filings we make with the SEC.

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

Risks Related to Our Indebtedness and Preferred Stock

Failure to repay our Notes

The Notes became due on April 17, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, the FCC spectrum auction and asset sales, we did not repay the Notes at their maturity. As of the date of the filing of this Annual Report, approximately $249.9 million in aggregate principal amount of the Notes remains outstanding. While we continue to evaluate all options to effect a successful consensual recapitalization or restructuring of our balance sheet, including a refinancing of the Notes, these efforts have been made more difficult and complex by the ongoing litigation with certain purported holders of our Series B Preferred Stock and uncertainty regarding the resolution of the foreign ownership issue, as described under Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts.” We face various risks in our efforts to refinance the Notes, which are beyond our control, including the inherent difficulty and uncertainty in negotiations with the Noteholders, the availability of the capital markets to allow us access to fresh capital to repay the Notes on attractive terms or at all, and the possibility of an attempt by the Series B preferred stockholders to block our refinancing efforts, among others.  In addition, we face several negative effects of the Notes not being refinanced which will continue, and may be exacerbated, the longer it takes to effect that refinancing, as described under Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts—Continuing Efforts to Refinance the Notes.”

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

As a result of our not having sufficient funds legally available to repurchase all of our Series B preferred stock for which repurchases were requested on October 15, 2013, a “Voting Rights Triggering Event” occurred (the “Voting Rights Triggering Event”) under the Certificate of Designations under which the Series B preferred stock was issued. For more information regarding the Voting Rights Triggering Event, see Note 9 to our 2018 financial statements that are included elsewhere in this Annual Report. As a result, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors until that event is remedied or the Series B preferred stock is redeemed, waived or amended.  Although these directors were elected to the Board of Directors at our Annual Meeting held on June 6, 2014, they both subsequently resigned from their director positions on August 17, 2017.  Following these resignations, the holders of the Series B preferred stock to date have not exercised their right to elect two new members to our Board of Directors and those two director positions remain unfilled.

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

Our cash flows, capital resources and cash raised from the FCC spectrum auction and asset sales were insufficient to repay our Notes at their maturity and satisfy our obligations under our Series B preferred stock. As a result, we will need to refinance the Notes or seek their repayment from a combination of sources, which has not yet occurred and at this time we cannot accurately predict when will we be able to do so, if at all. One consequence of this is that we have been forced to reduce or delay investments, acquisitions, the growth of our business generally and capital expenditures and will continue to be in that position until we address the Notes’ maturity. Our monthly cash balances are also significantly less due to the change to pay interest on the Notes on a monthly basis rather than on a semi-annual basis. We face various risks relating to our attempts to sell certain of our assets to raise cash to repay our Notes, including whether we will be able to effect any such sales on attractive terms or at all, the timing of any such sales, their impact on our cash flow and the risks of receiving FCC approval, which we may not be able to obtain. We may not be able to effect any such measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those actions may not allow us to repay our Notes or satisfy our obligations with respect to our Series B preferred stock.

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

As of December 31, 2018, we had $249.9 million of total debt outstanding which does not include the $175.3 million outstanding under the Series B preferred stock (comprised of approximately $90.5 million in liquidation preference and approximately $84.8 million in accrued dividends). Such amount outstanding under our Series B preferred stock is accounted for as a liability under generally accepted accounting principles in the United States. Our high indebtedness has had and will continue to have significant effect on our business. Our indebtedness, the terms of the Indenture and the existence of a Voting Rights Triggering Event have had and will continue to have several negative effects on us and creates several risks, including the following:

•	we did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture;
•

requires us to use a substantial portion of our cash flow from operations to pay interest at a rate of 12.5% per year on our Notes, which reduces the funds available for the implementation of our strategy, particularly regarding acquisitions and investments and more generally for working capital, capital expenditures and other general corporate purposes;

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

•	heightens our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	places us at a competitive disadvantage compared to our competitors that may have proportionately less debt and are not in default as we are;
•	limits management’s discretion in operating our business; and
•	limits our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

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

The terms of the Indenture and the Certificate of Designations for the Series B preferred stock contain restrictive covenants that impose significant restrictions on us and may limit, or prevent, our ability to engage in acts that may be in our long-term best interest, including restrictions or prohibitions on our ability to:

•	incur or guarantee additional indebtedness, including indebtedness to refinance the Notes;
•	pay dividends or make other distributions, repurchase or redeem our capital stock and make certain restricted investments and make other restricted payments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	alter the businesses we conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans and sell assets to the Company and other restricted subsidiaries;
•	enter into change of control transactions;
•	manage our FCC licenses and broadcast license subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we are:

•	limited in how we conduct our business;
•	unable to satisfy our current obligations;
•	unable to raise additional debt or equity financing; and
•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

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

In light of the foreign ownership issue we summarize above under Part I, Item I, “Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” and Part I, Item I, “Federal Regulation of Radio and Television Broadcasting—Foreign Ownership,” under the Communications Act, FCC regulations and our Charter, we face several risks.  As a general matter and because of this foreign ownership issue, we have taken the following steps:

•

As a publicly traded company we review third parties Commission filings regarding the ownership of our securities, though we are dependent in this regard on timely disclosures by third parties and may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time.

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

•	We filed Current Reports on Form 8-K on November 28, 2017 and March 26, 2018 with the Commission to publicize and explain the foreign ownership issue and the suspension of rights, among other things.
•

In order to comply with the FCC’s rules establishing procedures to remediate inadvertent noncompliance with the foreign ownership rules, and upon the advice of FCC staff, we also filed a petition for declaratory ruling on December 4, 2017 which we summarize above. This petition is currently in abeyance pending resolution of the Series B Preferred Stock Litigation.

•

On April 27, 2018, we issued Notices of Ineffective Purported Purchase of Series B Preferred Stock to four investors notifying them that their claimed ownership of our outstanding Series B preferred stock shall, after the date of these notices, be treated as void and non-existent, unless and until these investors can demonstrate facts to the contrary supported by relevant documentation, because they attempted to acquire these shares in transactions that, if given effect, would have violated the limitations in our Charter regarding foreign ownership, as summarized under Part I, Item 1, “Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”  As of the date of this Annual Report, these investors have not provided us with any facts or provided any documentation that would support a different legal conclusion.

We took these actions in order to safeguard our most important assets, our FCC broadcast licenses, which would otherwise potentially be at risk if we failed to take appropriate measures to remain in compliance with the Communications Act.

On December 6, 2018, we received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising us that we were under investigation for potential violations of Section 310(b) of the Communications Act, related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of the company detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that the Company became aware of the situation, and the steps the Company took to address the situation.  We timely filed our response to the Bureau’s letter of inquiry on February 8, 2019. As of the date of this Annual Report, we have not received a response or any additional inquiries from the Bureau regarding this investigation..

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

We face several risks to our federal and state NOL carry-forwards that were generated from prior period losses. As of December 31, 2018, these NOL carry-forwards amounted to $117.8 million and $116.9 million, respectively, after giving effect to the increases described in Note 12 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

NOL carryforwards generated after 2018 can be carried forward indefinitely. Pre-tax reform NOL carry-forwards may expire unused and be unavailable to offset future income tax liabilities. They expire in 2019 through 2037. Based on current information and expectations, it is more likely than not that the Company will not realize the use of all these NOL carry-forwards in the future because it may not generate future taxable income sufficient to use them all prior to expiration. As such, at December 31, 2018, the Company has provided a valuation allowance on substantially all of these NOL carry-forward deferred tax assets. See Note 12 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

We face the risk that current and future NOL carry-forwards will become subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and related Treasury Regulations.  As a general matter, our ability to utilize NOL carry-forwards or other tax attributes in any taxable year may be limited if we experience an ownership change for purposes of Section 382. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year testing period. Similar rules may apply under state tax laws. In 2017, we determined that we underwent ownership changes in 2013 and 2017, which reduced available NOL carry-forwards, as described in Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report. We may undergo further, future ownership changes for purposes of Section 382.  The risk of such ownership changes is beyond the ability of the Company to control. Such ownership changes could result from future issuances by the Company or sales of our capital stock by and among third parties, including transfers of our Series B preferred stock. The foreign ownership issue regarding our Series B preferred stock, which we describe under “Part 1. Item 1, Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue,” could well make the determination of an ownership change” for purposes of Section 382 more complex and difficult to make. It is possible that any ownership change could materially reduce our ability to use our NOL carry-forwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our NOL carry-forwards.

Finally, we face several risks regarding the Tax Cuts and Jobs Act (the “Tax Legislation”).  The impact included a provision to reduce the federal corporate income tax rate to 21% and restrictions on our ability to deduct interest expense and to use future generated NOLs to offset future generated income, among other things. Accordingly, the Tax Legislation, as well as any additional tax reform legislation in the United States or elsewhere or future regulations or interpretations of the Tax Legislation, could affect our business and financial condition by, among other things, decreasing the value of our NOL carry-forwards. In addition, assessing the overall impact of this and other legislation on the value of our NOL carry-forwards is difficult to do for several reasons, including due to the difficulty of making projections of future taxable income.

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

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2018. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

In 2018, our television segment was profitable and we recorded positive consolidated operating income for our television segment under our Indenture, however, we may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

We are dependent on the security and reliability of information and communications technology, systems, networks and the Internet. We rely on our information technology systems and those of third-party providers to manage our business data, communications, advertising content, order entry, and other business processes.  Additionally, our information technology systems and processes need to support the future growth of our business and require modifications or upgrades, from time to time. Such use and development exposes us to potential computer system and network failures and cyber incidents, resulting from deliberate attacks or unintentional events caused by circumstances beyond our control, including power outages, catastrophic events and natural disasters. We therefore face the risk of an event or attack, resulting in remediation costs, increased cyber security protection costs, lost revenue, legal risks and reputational damage. Despite our security measures, we have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and future attacks are likely to occur including network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious other activities. While no cyber-attack has had a material impact on the Company thus far, if successful, these attacks could also result in unauthorized access and disclosure of nonpublic corporate or personal information and other sensitive information, the adverse disruption of our services and operations, misstated financial information, liability for stolen assets or information and financial consequences which may have an adverse effect on our financial condition, results of operations and cash flows.

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

As of December 31, 2018, we had approximately $354.5 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $321.7 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 80% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 85% of the combined voting power of our outstanding shares of common stock as of December 31, 2018. Such combined voting power includes Mr. Alarcón’s voting control over 380,000 shares of Series C preferred stock (convertible into 760,000 shares of Class A common stock) pursuant to his capacity as trustee for the AAA Trust. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets, and our recapitalization strategy. Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy than other equity holders.

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

Because our stock currently trades below $5.00 per share, and is quoted on the OTCQB Venture Market, our stock is considered a “penny stock” which can adversely affect its liquidity.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The market price of our common stock may be volatile.

While our common stock is quoted on the OTCQB Venture Market of the OTC Markets, our common stock is thinly traded and should be considered an illiquid investment. The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for over the counter quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the illiquidity and volatility of our common stock may make it more difficult for us to raise additional capital or successfully implement our recapitalization strategy. Any further impact on our ability to successfully implement our recapitalization strategy will likely continue to adversely affect our ability to execute our long-term business strategy, including any efforts to use equity capital to finance selective acquisitions, reduce our indebtedness or fund our operations.

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

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Broadcasters risk violating the prohibition against broadcasting indecent/profane material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously pursues its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $407,270 per incident or profane utterance with a maximum forfeiture exposure of $3,759,410 for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

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

On December 22, 2017, the Tax Legislation was signed into law. The Tax Legislation contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings such as a tax on income in excess of a deemed return on tangible assets (i.e., global intangible low-taxed income or “GILTI”), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our properties are primarily located in leased or owned facilities, as summarized below:

	Aggregate size
	of property in		Lease
	square feet	Owned or	expiration
Location	(approximate) (1)	leased	date
Miami, FL (2)	70,000	Owned	N/A
Guaynabo, PR (3)	29,000	Owned	N/A
New York, NY (4)	15,400	Leased	11/28/2019 & 7/31/2020
Los Angeles, CA (5)	10,900	Leased	9/30/2027

(1)	Excludes properties owned or leased that are less than 10,000 square feet.
(2)	Facility is used as the principal site for our television, digital and Miami radio studios, production, operation, and sales offices. Our corporate offices are also in this facility.
(3)	Facility is used for the offices, operations and studios of our Puerto Rico broadcast stations, television operations and certain digital operations.
(4)	Two facilities comprise the space used for the offices and studios for our New York radio stations, television operations and certain digital operations.
(5)	Facility is used for the offices and studios for our Los Angeles radio stations and certain digital operations.

In addition, we own the transmitter sites for three of our eight radio stations in Puerto Rico. We lease (i) all of our other transmitter sites, with lease terms that expire between 2019 and 2082, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco.  We lease transmitter and some backup facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own a back-up transmitter site in San Juan, Puerto Rico for any of our four radio stations covering the San Juan metropolitan area. The backup transmitter facilities are part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency.

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV, a transmitter site for WSBS-CD, in Pembroke Park, Florida, a transmitter site for KTBU-TV in Missouri City, Texas and four separate transmitter or auxillary sites for WTCV-DT, WVEO-DT and WVOZ-DT, in San Juan, Mayaguez and Ponce, Puerto Rico, respectively.  In addition, we lease office space in Houston, Texas for KTBU-TV, which houses our sales offices and operations.

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

On January 19, 2017, our Class A common stock was suspended from trading on the NASDAQ Global Market, pending delisting, and began trading on the OTCQX® Best Market (U.S. Tier) under the symbol “SBSAA”.  On March 14, 2018 our Class A common stock was moved to and began trading on the OTCQB Venture Market under the same symbol “SBSAA”. The table below shows, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market, the OTCQX® Best Market (U.S. Tier) and the OTCQB Venture Market.

	2018		2017
	High	Low	High	Low
First quarter	$0.62	0.27	$3.18	0.60
Second quarter	0.55	0.27	1.20	0.40
Third quarter	0.40	0.14	1.60	0.85
Fourth quarter	0.40	0.13	0.95	0.13

(b)	Record Holders

As of March 22, 2019, there were approximately 89 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

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

(d)	Equity Compensation Plans and Other Equity Compensation

The following table sets forth, as of December 31, 2018, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan (1)	295,000	$3.62	—
Equity Compensation Not Approved by Stockholders:
Non-Qualified Employee Inducement Award	75,000	2.99	—

Total	370,000		—

(1)	The 2006 Omnibus Equity Compensation Plan expired on July 17, 2016 and no further share-based awards can be granted under this plan.

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

We own and operate radio stations located in some of the top Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the years ended 2018 and 2017, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 89% our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, news, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 60 hours of original programming per week.  For the years ended 2018 and 2017, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 11% of our consolidated net revenues.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2018 and 2017, local and digital revenue comprised 69% of our gross revenues.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the years ended 2018 and 2017, national revenue comprised 12% and 11% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the years ended 2018 and 2017, network revenue comprised 7% and 6% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.  For the years ended 2018 and 2017, barter revenue comprised 4% of our gross revenues.

•

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. .  For the years ended 2018 and 2017, special events revenue comprised 4% of our gross revenues.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the years ended 2018 and 2017, other revenue comprised 4% and 5% of our gross revenues, respectively.

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

Year Ended 2018 Compared to Year Ended 2017

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2018	2017
Net revenue:
Radio	$126,399	119,493
Television	15,970	15,216
Consolidated	$142,369	134,709
Engineering and programming expenses:
Radio	$21,101	23,542
Television	4,715	6,932
Consolidated	$25,816	30,474
Selling, general and administrative expenses:
Radio	$49,585	52,598
Television	6,387	5,718
Consolidated	$55,972	58,316
Corporate expenses:	$10,540	9,608
Depreciation and amortization:
Radio	$1,659	1,834
Television	1,907	2,218
Corporate	235	297
Consolidated	$3,801	4,349
Gain on the disposal of assets, net:
Radio	$(3)	(12,558)
Television	(6)	(3,319)
Corporate	(12,541)	(17)
Consolidated	$(12,550)	(15,894)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	6,713	7,326
Consolidated	$6,713	7,326
Other operating income:
Radio	$—	—
Television	—	—
Corporate	—	(3)
Consolidated	$—	(3)
Impairment charges:
Radio	$—	—
Television	483	—
Corporate	—	—
Consolidated	$483	—
Operating income (loss):
Radio	$54,057	54,077
Television	2,484	3,667
Corporate	(4,947)	(17,211)
Consolidated	$51,594	40,533

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2018 and 2017. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2018	2017
Net revenue	$142,369	134,709
Engineering and programming expenses	25,816	30,474
Selling, general and administrative expenses	55,972	58,316
Corporate expenses	10,540	9,608
Depreciation and amortization	3,801	4,349
Gain on disposal of assets, net of disposal costs	(12,550)	(15,894)
Recapitalization costs	6,713	7,326
Impairment charges	483	—
Other operating income	—	(3)
Operating income	$51,594	$40,533
Interest expense	(31,862)	(35,850)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,733)
Interest income	22	13
Income tax benefit	(6,471)	(24,658)
Net income	$16,491	$19,621

Net Revenue

The increase in our consolidated net revenues of $7.7 million or 6% was due to increases in both our radio and television segments net revenue. Our radio segment net revenue increased $6.9 million or 6%, due to increases in local, national, network, barter and digital sales which were offset by a decrease in special event revenue.  Local and national radio revenue was positively impacted by increased political sales in 2018. Our special events revenue decrease occurred primarily in our San Francisco market.  Our television segment net revenue increased $0.8 million or 5%, due to increases in national and local and special events revenue offset by a decrease in subscriber based revenue. Local and national television revenue was positively impacted by increased political sales in 2018.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $4.7 million or 15% was due to decreases in both our radio and television segments expenses. Our radio segment expenses decreased $2.5 million or 10%, mainly due to lower production costs, legal settlements and compensation and benefits.  Our television segment expenses decreased $2.2 million or 32%, primarily due to decreases in production costs and compensation and benefits offset by a decrease in production tax credits.

Selling, General, and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $2.3 million or 4% was due to decreased expenses in our radio segment offset by an increase in the television segment.  Our radio segment expenses decreased $3.0 million or 6%, primarily due to decreases in special event expenses, legal settlements, and taxes and licenses offset by increases in sales related commissions, advertising costs and facilities expense.  Our television segment expenses increased $0.7 million or 12%, primarily due to increases in special event expenses offset by decreases in professional fees, compensation and benefits, bad debt and facilites expenses.

Corporate Expenses

Corporate expenses increased $0.9 million or 10% primarily due to increases in compensation and benefits and professional fees.

Gain on the disposal of assets

The decrease in gains from the disposal of assets of $3.3 million was primarily related to having recognized less gains on the sale of the New York property than were recognized in the prior year for the sale of the Los Angeles facility and spectrum assets.

Recapitalization Costs

The decrease in recapitalization costs of $0.6 million was primarily due to having paid consent fees to the ad hoc group of investors owning more than 75% of the principal amount of the outstanding Notes who entered into a forbearance agreement with us on May 8, 2017.

Impairment Charges

The increase in impairment charge of $0.5 million was primarily due to an impairment of our Puerto Rico market television FCC broadcasting license.

Operating Income

The increase in operating income of $11.1 million or 27% was mainly due to the increase in net revenue and the decreases in operating expenses including recapitalization costs partially offset by the decreased gain on the disposal of assets, the increase in corporate expenses and the impairment of our FCC broadcasting license described above.

Interest Expense, net

The decrease in net interest expense, excluding the dividends on the Series B preferred stock classified as interest expense, of $4.0 million or 11% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017 and the additional partial paydown of the Notes during the year.

Income Tax Benefit

On December 10, 2018, the Puerto Rico government enacted Act 257-2018 (“PR Tax Act”) introducing several amendments to the Puerto Rico Code.  The most relevant income tax change includes a reduction of the maximum corporate income tax rate to 37.5%, from 39% effective January 1, 2019. Due to the full valuation allowance on Puerto Rico deferred taxes, there is no overall rate impact as a result of the PR Tax Act.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law.  This new tax legislation, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  In 2018, our effective tax rate was (64.6)% compared to (489.5)% in 2017.  The increase in the effective tax rate from (489.5)% to (64.6)% is attributed to the intercompany debt charge off, the difference in the Puerto Rico and Federal tax rates, the global intangible low-tax inclusion, the change in the valuation allowance, and interest expense limitations.  Exclusive of the above impacts our effective tax rate would have been 18.1%. Our effective tax rate will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income, amount of interest expense disallowance, and the amount of valuation allowance on the deferred tax assets.  Discrete items particular to a given year may also affect our effective tax rates.

Income tax benefit decreased $18.2 million, from a benefit of $24.7 million in 2017 to a benefit of $6.5 million in 2018 primarily as a result of a reduced federal corporate statutory rate.  The decrease in the tax rate was due to the impact of the Tax Legislation, which resulted in a net onetime tax benefit of $34.7 million in 2017, which represents 688.4% of our effective tax rate in 2017, substantially due to a re-measurement of net deferred tax liabilities.

Net Income

The decrease in net income of $3.1 million was primarily due to the reduction of income tax benefit offset by the increase in operating income and the decrease in interest expense, net.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of December 31, 2018 and, as of the date of this Annual Report, are as follows:

•

Our Notes, of which there are $249.9 million principal amount outstanding, were payable on April 17, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, asset sales or the FCC spectrum auction, we did not repay the Notes at their maturity.

•

Certain holders of our Series B preferred stock, of which there is $175.3 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $84.8 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Part I “Business —Our Continued Recapitalization and Restructuring Efforts”.

•

Our current sources of liquidity are our cash and cash equivalents. During 2018, the cash provided by our operations increased our cash and cash equivalents during the period.  Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2019, to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $386.4 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

In addition, our inability to repay the Notes at maturity has caused us to conclude there is a substantial doubt about our ability to continue as a going concern for purposes of the determination we are required to make in connection with our evaluation of our financial statements for 2018, as described below under “—Going Concern.”

In 2017, the Company reduced its NOL carry-forwards by $32.8 million because of ownership changes under Section 382, leaving $86.4 million of federal NOL carry-forwards and $85.4 million of state NOL carry-forwards as of the year ended December 31, 2017. The Company had already recorded a full valuation allowance against existing NOL carry-forwards for accounting purposes such that the impact of the change was immaterial for purposes of its financial statements.  In addition, the Company viewed the reduction as immaterial for federal and state income tax purposes because the Company does not expect to utilize all of its remaining NOL carry-forwards prior to expiration based on its expectations of taxable income for the foreseeable future, after making various assumptions. The determination of whether the Company and its subsidiaries will generate sufficient taxable income to utilize its remaining NOL carry-forwards prior to expiration is subject to complex assumptions and judgments and, as a result, is subject to various uncertainties. Accordingly, there is a risk that these write-offs and possible future limitations to the Company’s NOL carry-forwards based on the operation of Section 382 could have a material adverse impact on the Company’s results of operations, financial condition and business. See Note 12 (Income Taxes) in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and “Item 1A. Risk Factors—Risks Relating to Our Business—We face several risks relating to our NOL carry-forwards.”

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

Further detail regarding some of the items summarized above follows below:

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail under Part I. Business, “Our Continued Recapitalization and Restructuring Efforts—The Series B preferred stock Litigation” and Note 13, Contingencies, of the Notes to the Consolidated Financial Statements of this Annual Report.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies—Going Concern.” The Company has also experienced positive cash flows from operations for the twelve-months ended December 31, 2018 which increased our current cash and cash equivalents during the period.  As of December 31, 2018 and 2017, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability.  Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

Notes

As of December 31, 2018, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes on a monthly basis. For more information regarding the Notes, see Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts” and Note 8 to our 2018 financial statements that are included elsewhere in this Annual Report.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000.00 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of December 31, 2018, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $84.8 million.

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

For more information regarding the Series B preferred stock, see Note 9 to our 2018 financial statements that are included elsewhere in this Annual Report.

Series C Preferred Stock

We are required to pay holders of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”) dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.  Each share of Series C preferred stock is convertible at the option of the holder into two fully paid and non-assessable shares of the Class A common stock. The Series C preferred stock holders have the same voting rights and powers as our Class A common stock on an as-converted basis, subject to certain adjustments. The Certificate of Designations for the Series C preferred stock does not contain a voting rights triggering event provision like the one found in the Certificate of Designations for the Series B preferred stock. Each holder of Series C preferred stock (i) has preemptive rights to purchase its pro rata share of any equity securities we may offer, subject to certain conditions, and (ii) may, at their option, convert each share of Series C preferred stock into two (2) shares of Class A common stock, subject to certain adjustments.

The terms of the Certificate of Designations for our Series C preferred stock limits our ability to (i) enter into transactions with affiliates and certain merger transactions and (ii) create or adopt any shareholders rights plan.

Mr. Alarcón is also the beneficial owner of all the shares of Series C preferred stock which are convertible into 760,000 shares of Class A common stock, subject to certain adjustments.

For more information regarding the Series C preferred stock, see Note 10 to our 2018 financial statements that are included elsewhere in this Annual Report.

Class A Common Stock

As of December 31, 2018, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of December 31, 2018, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2018 and 2017, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2018	2017	$
Capital expenditures:
Radio	$2,493	$1,134	1,359
Television	232	228	4
Corporate	182	142	40
Consolidated	$2,907	$1,504	1,403

Net cash flows provided by (used in) operating activities	$6,486	(5,816)	12,302
Net cash flows provided by investing activities	10,251	17,464	(7,213)
Net cash flows used in financing activities	(10,410)	(19,342)	8,932
Net increase (decrease) in cash and cash equivalents	$6,327	(7,694)

Capital Expenditures

The increase in our capital expenditures was primarily due to the relocation of our New York studios and offices and tower, antenna, transmitter and engineering related equipment in Miami and Puerto Rico.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of the improved results from operations and the company’s efforts to improve its working capital.

Net Cash Flows Provided by Investing Activities

Changes in our net cash flows from investing activities were primarily a result of having sold our New York real estate assets in 2018 as compared to having sold our Los Angeles facility and relinquishing the television spectrum in Puerto Rico in the prior year.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes in July 2018 from the net proceeds received from the sale of our New York real estate assets compared to 2017 when the Company paid the promissory note related to the SBS Miami Broadcast Center and partially paid down the Notes with the net proceeds from the sale of our Los Angeles facility and the relinquishment of television spectrum in Puerto Rico.

Employees

In July 2016, SAG-AFTRA was certified as the exclusive collective bargaining representative of a bargaining unit of approximately 30 employees at our Los Angeles-based stations KXOL and KLAX.  In October 2018, SAG-AFTRA was also certified as the exclusive collective bargaining representative of a bargaining unit of approximately 10 employees at our Chicago-based station WLEY.  We have been negotiating with representatives of SAG-AFTRA for initial collective bargaining agreements covering such bargaining units.  To date, we have not yet reached initial collective bargaining agreements with SAG-AFTRA covering either bargaining unit

Off-Balance Sheet Arrangements

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

Going Concern

Management is responsible for evaluating conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. The accompanying financial statements have been prepared assuming we will continue as a going concern, do not include any adjustments that might result if we were unable to do so but, as we have stated under Part I, Item 1A. “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock,” we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2018 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 9.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of November 30, 2018. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $2.3 million.

The table below presents the percentage within which the fair values of our broadcasting licenses fall relative to their carrying value as of November 30, 2018 for 9 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of November 30, 2018
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	—	3	6
Carrying value (in thousands)	$—	$38,010	$283,704

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the second quarter of 2018, as a result of the interim impairment test, we determined that there was an impairment to our television FCC broadcasting license in Puerto Rico, primarily due to lower industry advertising revenue growth projections in the subject market. We recorded a non-cash impairment loss of approximately $0.5 million that reduced the carrying value of such FCC broadcasting license. The tax impact of the impairment loss was an approximate $0.2 million tax benefit, which was related to the reduction of the book/tax basis difference on our FCC broadcasting license. Outside of the television FCC broadcasting license impairment in Puerto Rico, there were no other impairments of our FCC broadcasting licenses as tested for impairment as of November 30, 2018 for the year ended December 31, 2018.

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

During the years ended December 31, 2018 and 2017, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; and (2) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our NOL carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of NOL, as well as other temporary differences between financial statement and tax reporting purposes.  We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future with the exception of certain deferred tax assets of a U.S. licensing entity, Post TCJA NOL’s, disallowed interest carryovers, and AMT credits in the U.S., which can be used to offset the indefinite lived intangible DTLs in the U.S.  If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The Company’s accounting policy is to not record the amount of NOL carry-forwards that will expire due to Section 382 limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2018 and 2017, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of December 31, 2018, the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2018 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called on by Item 10 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 11. Executive Compensation

Information called on by Item 11 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called on by Item 12 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called on by Item 13 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information called on by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2018 and 2017;
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018 and 2017;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this Annual Report:

•	Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Spanish Broadcasting System, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the 12.5% Senior Secured Notes had a maturity date of April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the notes when they became due. In addition, at December 31, 2018 the Company had a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2013.

Fort Lauderdale, Florida

April 1, 2019

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$22,468	$16,141
Receivables:
Trade	32,769	32,046
Barter	431	288
	33,200	32,334
Less allowance for doubtful accounts	1,649	1,529
Net receivables	31,551	30,805
Prepaid expenses and other current assets	7,480	8,055
Total current assets	61,499	55,001
Property and equipment, net	22,414	23,464
FCC broadcasting licenses	321,714	322,197
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,308 in 2018 and $1,212 in 2017	1,239	1,336
Assets held for sale	—	409
Other assets	4,640	691
Total assets	$444,312	$435,904
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,370	$18,763
Accrued interest	1,513	1,797
Unearned revenue	798	715
Other liabilities	9	11
12.5% senior secured notes (Note 8)	249,864	260,274
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2018 and 2017 and $84,766 and $75,032 of dividends payable as of December 31, 2018 and 2017, respectively.	175,315	165,581
Total current liabilities	447,869	447,141
Other liabilities, less current portion	3,598	3,406
Deferred tax liabilities	72,224	81,271
Total liabilities	523,691	531,818
Commitments and contingencies (Note 11, 13 and 14)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2018 and 2017	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 and 4,166,991 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	526,191	526,147
Accumulated deficit	(605,574)	(622,065)
Total stockholders’ deficit	(79,379)	(95,914)
Total liabilities and stockholders’ deficit	$444,312	$435,904

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2018 and 2017

(In thousands, except per share data)

	Year Ended
	December 31,
	2018	2017
Net revenue	$142,369	$134,709
Operating expenses:
Engineering and programming	25,816	30,474
Selling, general and administrative	55,972	58,316
Corporate expenses	10,540	9,608
Depreciation and amortization	3,801	4,349
Total operating expenses	96,129	102,747
Gain on the disposal of assets	(12,550)	(15,894)
Recapitalization costs	6,713	7,326
Impairment charges	483	—
Other operating income	—	(3)
Operating income	51,594	40,533
Other (expense) income:
Interest expense	(31,862)	(35,850)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,733)
Interest income	22	13
Income (loss) before income tax	10,020	(5,037)
Income tax benefit	(6,471)	(24,658)
Net income	$16,491	$19,621

Class A and B net income per common share
Basic	$2.25	$2.70
Diluted	2.25	2.70

Net income	$16,491	$19,621
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	—	102
Total comprehensive income	$16,491	$19,723

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2018 and 2017

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,999	$(102)	$(641,686)	$(115,785)
Stock-based compensation	—	—	—	—	—	—	148	—	—	148
Net income	—	—	—	—	—	—	—	—	19,621	19,621
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	102	—	102
Balance at December 31, 2017	380,000	4	4,166,991	—	2,340,353	—	526,147	—	(622,065)	(95,914)
Stock-based compensation	—	—	—	—	—	—	44	—	—	44
Net income	—	—	—	—	—	—	—	—	16,491	16,491
Issuance of Class A common stock	—	—	75,000	—	—	—	—	—	—	—
Balance at December 31, 2018	380,000	$4	4,241,991	$—	2,340,353	$—	$526,191	$—	$(605,574)	$(79,379)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

(In thousands)

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$16,491	$19,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividends on Series B preferred stock classified as interest expense	9,734	9,733
Gain on the disposal of assets, net of disposal costs	(12,370)	(15,894)
Gain on insurance proceeds received for damage to equipment	(180)	—
Impairment charges	483	—
Stock-based compensation	44	148
Depreciation and amortization	3,801	4,349
Net barter income	(564)	(207)
Provision for trade doubtful accounts	528	853
Amortization of deferred financing costs	—	1,138
Amortization of original issued discount	—	629
Deferred income taxes	(9,047)	(25,683)
Unearned revenue-barter	504	(421)
Changes in operating assets and liabilities:
Trade receivables	(1,185)	719
Prepaid expenses and other current assets	718	(1,340)
Other assets	(3,949)	(307)
Accounts payable and accrued expenses	1,572	5,881
Accrued interest	(284)	(5,493)
Other liabilities	190	458
Net cash provided by (used in) operating activities	6,486	(5,816)
Cash flows from investing activities:
Purchases of property and equipment	(2,907)	(1,504)
Proceeds from the sale of spectrum assets	—	5,073
Proceeds from the sale of property and equipment	12,950	13,895
Insurance proceeds received for damage to equipment	297	—
Payments towards FCC repack assets	(89)	—
Net cash provided by investing activities	10,251	17,464
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	(10,410)	(14,726)
Payments of other long-term debt	—	(4,616)
Net cash used in financing activities	(10,410)	(19,342)
Net increase (decrease) in cash and cash equivalents	6,327	(7,694)
Cash and cash equivalents at beginning of year	16,141	23,835
Cash and cash equivalents at end of year	$22,468	$16,141
Supplemental cash flows information:
Interest paid	$32,147	$39,575
Income tax paid, net	$1,417	$28
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$—	$102

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 9 elsewhere in these Notes to the consolidated financial statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these recent developments could adversely affect our ability to continue as a going concern.

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

The Company has incurred $6.7 million, for the twelve-months ended December 31, 2018, of recapitalization costs, primarily due to professional fees, severance pay and station relocation costs directly related to our recapitalization efforts. Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

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

Regardless that the Company has generated positive cash flows from operations for the twelve-month period ended December 31, 2018, management has evaluated its cash requirements for the next twelve-month period after the date of these consolidated financial statements and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations through the ordinary course operating activities.

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

(b)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2018 and 2017, we incurred bad debt expense of $0.5 and $0.9 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(c)	Property and Equipment

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

(d)	Assets Held for Sale

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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (“the Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 1.9 years.

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

We perform our annual impairment test for indefinite-lived intangible assets, including goodwill as of November 30. The change from year-end to such earlier date was previously deemed preferable to management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2018 or 2017.

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

We also consider additional market valuation approaches in assessing whether any impairment may exist at reporting units.  Based on consideration of these factors, during the second quarter, as a result of the interim impairment test, we determined that there was an impairment to our television FCC broadcasting license in Puerto Rico, primarily due to lower industry advertising revenue growth projections in the subject market. We recorded a non-cash impairment loss of approximately $0.5 million that reduced the carrying value of such FCC broadcasting license. The tax impact of the impairment loss was an approximate $0.2 million tax benefit, which was related to the reduction of the book/tax basis difference on our FCC broadcasting license. Outside of the television FCC broadcasting license impairment in Puerto Rico, there were no other impairments of our FCC broadcasting licenses as tested for impairment as of November 30, 2018 for the year ended December 31, 2018. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.

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

For the years-ended December 31, 2018 and 2017, we performed interim and/or annual impairment reviews of our goodwill, as of November 30, and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing.  When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate.

(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2018 and 2017. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. Estimated amortization expense for the five years subsequent to December 31, 2018 is as follows (in thousands):

Year ending December 31:
2019	$96
2020	96
2021	96
2022	96
2023	96

(i)	Deferred Financing Costs

Deferred financing costs relates to our Notes (see Note 8). Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets.  There was no deferred financing cost remaining to be amortized as of December 31, 2017 which would be netted against the carrying amount of the debt liability.

(j)	Cash and Cash Equivalents

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

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $1.1 million and $0.2 million in the years ended December 31, 2018 and 2017, respectively.

(m)	Contingent Liabilities and Gains

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

(n)	Use of Estimates

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Los Angeles, and Miami markets accounted for more than 60% of net revenue for the years ended December 31, 2018 and 2017. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(p)	Basic and Diluted Net Income Per Common Share

Basic net income per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net income applicable to common stockholders and the net income per common share for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Twelve Months Ended December 31,
	2018			2017
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net income per share:
Numerator
Allocation of undistributed earnings	$9,510	$5,270	$1,711	$11,251	$6,318	$2,052
Denominator
Number of shares used in per share computation (as converted)	4,224	2,340	760	4,167	2,340	760
Basic net income per share	$2.25	$2.25	$2.25	$2.70	$2.70	$2.70

Diluted net income per share:
Numerator
Allocation of undistributed earnings	$9,510	$5,270	$1,711	$11,251	$6,318	$2,052
Denominator
Number of shares used in basic computation	4,224	2,340	760	4,167	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,224	2,340	760	4,167	2,340	760
Diluted net income per share	$2.25	$2.25	$2.25	$2.70	$2.70	$2.70

Common stock equivalents excluded from calculation of diluted net income per share as the effect would have been anti-dilutive:	370	—	—	393	—	—

(q)	Fair Value Measurement

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

•	Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
(r)	Share-Based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2018 and 2017 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

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

(t)	Segment Reporting

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

(u)	Comprehensive Income

Our comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our comprehensive income consists of net income and gains on our derivative instrument that qualifies for cash flow hedge treatment.

(v)	Recently Issued Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 helps organizations align their accounting for production costs for films and episodic content produced for television and streaming services.  The standard addresses when an organization should assess films and license agreements for program material for impairment at the film-group level, revises presentation requirements; requires new disclosures about content that is either produced or licensed; and, addresses cash flow classification for license agreements. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the effect the update will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) – Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is currently evaluating the effect the update will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The guidance eliminates the requirement to disclose the valuation process for Level 3 fair value measurements. The methodology used to arrive at the fair value of the Series B preferred stock results in a Level 3 classification.  The Company has not currently adopted this ASU, however, the new guidance will not have an impact on our financial position or results of operations.  Upon adoption, the Company will revise its disclosures in accordance with the requirements of this ASU.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date for ASC 606 on revenue recognition. The update is effective through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect the update will have on its financial statements.

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

Entities are to report the provisional amounts of the tax effects of the Tax Legislation in the first reporting period in which a reasonable estimate can be determined. SAB 118 further provides that the measurement period is complete when an entity’s accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. The Company finalized their analysis of the impact of the tax act during Q4 2018, and determined that there were no material adjustments to the provisional amounts recorded in 2017. For additional information, see Note 12 to the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases (with the exception of short –term leases) and disclose key information about the leasing agreements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard also requires expanded disclosures regarding leasing arrangements.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, intended to clarify the Codification or to correct unintended application of the guidance and ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption.

In March 2019, the FASB issued ASU No. 2019-1, Leases (Topic 842) – Codification Improvements, which aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance and determines when the definition of fair value (in Topic 820, Fair Value Measurement) should be applied; the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted the new standard on January 1, 2019.  The Company elected the practical expedients upon transition to retain the existing lease classification and retain the original accounting treatment for any initial direct costs for leases in existence prior to December 31, 2018. We adopted the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior years. We have implemented an evaluation tool to assist us in determining our risks and complexities associated with our lease portfolio and we have conducted a review of our existing lease contracts and conducted a review of other agreements that may contain embedded leases. We have also established a process to validate new contracts to determine their impact on our financial statements and disclosures, under ASC 842. We will record right-of-use assets and lease liabilities that will have a material impact on our consolidated balance sheet, with no impact to our results of operations, cash flows or presentation thereof. Because of the specifics surrounding our current financial condition, we are in the process of determining the appropriate discount rate to apply in our calculations. The undiscounted payments on our existing operating leases was approximately $28.5 million at December 31, 2018 (see Note 11(a)).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and supersedes virtually all of the current revenue recognition guidance under U.S. GAAP. In July 2015, the FASB postponed the effective date of this standard. The standard is now effective. During 2016, the FASB issued various updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, determining if a company is the principal or agent in a revenue arrangement, and to make minor corrections, improve and clarify the implementation guidance of Topic 606. The new standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company determined there was no material effect on our financial position and results of operations nor do we expect to have a material impact on our financial statements in future periods. The timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance, however, certain additional financial statement disclosures are now required, including additional disaggregated view of revenue. We have adopted the new standard effective January 1, 2018, using the modified retrospective transition method and comparative information has not been restated and continues to be presented under the accounting guidance effective for that period.

(3)	Revenue

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2018	2017
Local, national, digital and network	$143,647	$132,760
Special events	6,860	6,581
Barter	6,309	6,305
Other	6,658	8,200
Gross revenue	163,474	153,846
Less: Agency commissions and other	21,105	19,137
Net revenue	$142,369	$134,709

Nature of Products and Services

(a)	Local, national, digital and network advertising

Local and digital revenues generally consist of advertising airtime sold in a station’s local market, the Company’s La Musica application or its websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by an outside national representation firm, which serves as an agent in these transactions. Revenues from national advertisers are presented as net of agency commissions as this is the amount that the Company expects to be entitled to receive in exchange for these services and entitled to under the contract. Network revenue generally consists of advertising airtime sold on AIRE Radio Networks platform by network sales staff.

A contract for local, national, digital and network advertising exists only at the time commercial substance is present. For each contract, the Company considers the promise to air or display advertisements, each of which is distinct, to be the identified performance obligation. The price as specified on a customer purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs as an advertisement airs or appears.

(b)	Special events

Special events revenue is generated from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by radio and television stations.

The Company enters into Special Events contracts in which a customer may purchase a combination of advertising and services. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations and the transaction price, including estimating the amount of variable consideration, the Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied, which may occur over time (i.e. term marketing agreement) or at a point in time (i.e. event commencement). In order to determine if revenue should be reported gross as principal or net as agent, the Company considers indicators such as if it is the party primarily responsible for fulfillment, has inventory risk, and has discretion in establishing price to determine control. When management determines it controls an event, it is acting as the principal and records revenue gross. When management determines it does not control an event it is acting as an agent and records revenue net.

(c)	Barter advertising

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

For the years ended December 31, 2018 and 2017, barter revenue of $6.3 million was offset by barter expense of $5.7 million and $6.1 million, respectively.

(d)	Other revenue

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

Contract Balances

$0.4 million of local, national and digital revenue was recognized during the year-ended December 31, 2018 that was included in the unearned revenue balances at the beginning of the period.  During the year-ended December 31, 2018, there was $0.1 million of special events revenue recognized that was included in the unearned balances at the beginning of the period.  $0.3 million of barter revenue was recognized during year-ended December 31, 2018, that was included in the unearned revenue balances at the beginning of period.  Network and other revenue recognized during the year-ended December 31, 2018, that was included in unearned revenue balances at the beginning of the period was not significant.

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

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Production tax credits (1)	$2,513	$5,161
FCC repack assets (2)	1,086	39
Prepaid expenses	3,432	1,884
Other current assets	449	971
	$7,480	$8,055

(1)

The Company’s policy is to routinely review the timing of the estimated realization of recorded production tax credits.  During our year-end 2018 review, management determined that the timing related to the realization of certain 2017 production tax credits changed.  Based on this change in estimate, management adjusted $2.2 million of production tax credits recorded as current assets to non-current assets.

(2)

Pursuant to the FCC’s Television Broadcast Incentive Auction, repack assets are reimbursable by the FCC, of which $1.0 million of the balance is being used towards the buid-out of a third party antenna with the remaining $0.1 milion being used in the construction and purchase of company assets.

(5)	Assets Held for Sale and Gain on Disposition of Assets

During 2016, the Company entered into a listing agreement with a broker to sell a building and related improvements in New York City, which are part of our corporate assets. The property had been reclassified from building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, were expected to be sold within one year and management was actively working to locate buyers for this building and related improvements.

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

A summary of assets held for sale as of December 31, 2018 and December 31, 2017 is as follows (in thousands):

	December 31, 2018	December 31, 2017
Land	$—	$—
Property and equipment, net	—	409
	$—	$409

During 2017, we closed on the sale of our Los Angeles facilities and relinquished television spectrum, to the FCC, in Puerto Rico through the Broadcast Incentive Auction. The Company recognized gains of $12.8 million, net of closing costs, and $3.3 million for its Los Angeles facilities and Puerto Rico television spectrum, respectively.

(6)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017	Estimated useful lives
Land	$6,456	$6,456	—
Building and building improvements	22,385	22,160	7–20 years
Tower and antenna systems	5,627	5,623	10 years
Studio and technical equipment	22,413	23,680	5–10 years
Furniture and fixtures	3,175	3,972	5–10 years
Transmitter equipment	8,605	8,637	10 years
Leasehold improvements	3,064	2,794	1–20 years
Computer equipment and software	8,807	9,617	3–5 years
Other	2,328	2,027	3–5 years
	82,860	84,966
Less accumulated depreciation	(60,446)	(61,502)
	$22,414	$23,464

During the years ended December 31, 2018 and 2017, depreciation of property and equipment totaled $3.7 and $4.3 million, respectively.

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

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Accounts payable – trade	$1,913	$2,762
Accrued compensation and commissions	7,209	5,866
Accrued professional fees	1,745	2,669
Accrued music license fees	2,157	795
Accrued step-up leases	448	246
Accrued franchise and rent tax	1,735	1,178
Other accrued expenses	5,163	5,247
	$20,370	$18,763

(8)	12.5% Senior Secured Notes due 2017

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

At December 31, 2018, there is $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We sold our Los Angeles real estate for $14.7 million and a portion of our Puerto Rico television spectrum for $5.5 million, during 2017, and our New York real estate for $14.0 million in the third quarter of 2018, whose net procceds, as defined by the Indenture,we used to repay a portion of the Notes.  See Note 2 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

On May 8, 2017, the Company, and certain of its subsidiaries entered into a Forbearance Agreement with the certain Noteholders, owning more than 75% the principal amount of the outstanding Notes.  These Noteholders agreed to forbear from exercising any of their rights and remedies under the Indenture, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any event of termination and (b) May 31, 2017.  As part of the Forbearance Agreement, the Company agreed to make monthly interest payments of approximately $2.9 million on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017, rather than on a semi-annual basis as required by the Indenture. The Company also agreed to pay a consent fee to these Noteholders equal to 0.35% of the principal amount of the Notes held by such parties and to pay the legal fees and financial advisor due diligence fees of these Noteholders.  The Forbearance Agreement expired and has not been extended.  As of the date of the filing of these financial statements, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly legal and financial advisor due diligence fees of these Noteholders.

On July 19, 2018, the Company closed on the sale of its New York facilities and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On August 23, 2018, net proceeds, as defined by the Indenture, of $10.4 million were delivered directly to the trustee in order to pay down our Notes.

A summary of the outstanding balance of our Notes, as of December 31, 2017 and changes through the year ended December 31, 2018, is presented below (in thousands). Redemptions listed below were made with the net proceeds of asset sales described above.

12.5% Senior Notes due 2017, as of December 31, 2017	$260,274
Redemption of Notes (August 23, 2018)	(10,410)
12.5% Senior Notes due 2017, as of December 31, 2018	$249,864

(a)	Interest

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the twelve-month period ended December 31, 2018.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in Note 9 to the audited consolidated financial statements) currently prevents us from incurring any such additional debt.

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

For additional detail regarding the Series B preferred stock litigation, see Note 14, Litigation, of the Notes to the Consolidated Financial Statements.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B preferred stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.  Such suspension of rights was meant from the outset to be a temporary and reasonable measure, intended to elicit the information necessary to determine which Series B preferred stock sales were proper under the Charter. The Company pledged to restore the suspended rights to each shareholder that demonstrated it was neither an alien nor a representative of an alien or upon a showing that its ownership of Series B preferred stock (including stakes held by any non-U.S. entities) complies with Section 310(b) of the Communications Act and the Charter.

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.  On December 4, 2017, the Company also filed a petition with the FCC for declaratory ruling (the “Petition”) with respect to the potential excess foreign ownership.  The Company filed the Petition not because it had concluded that an affirmative FCC public interest ruling regarding recognized foreign ownership was required, but at the suggestion of FCC staff to ensure the the Company had prophylactically availed itself of the “safe harbor” protections of Section 1.5004(f)(4) of the FCC’s Rules, in the event such a declaratory ruling ultimately proved necessary. This suggestion came after the Company had previously notified the FCC of a possible Section 310(b) foreign ownership issue triggered by the filing of the Preferred Holder Complaint.  The FCC responded to the Petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement Petition with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company reviewed this information in order to determine whether it was complete, true and correct, as required by the FCC’s rules, and requested some additional information from the Series B preferred stockholders.  The purported Series B preferred stockholders did not provide any additional information regarding the timing of their alleged purchases of Series B preferred stock until December 5, 2018. On that date, such stockholders filed responses to the Company’s interrogatories in the Series B Preferred Stock Litigation. These responses contained a significant portion of the pending information that was originally solicited on November 2017 and January 2018, respectively. The new information mainly consisted of the trading information in the Series B preferred stock, including dates of acquisition, the number of shares purportedly acquired in each transaction and, to the extent available, seller information.  On December 6, 2018, the Company received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising the Company that it was under investigation for potential violations of Section 310(b) of the Communications Act related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of the Company detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that the Company became aware of the situation, and the steps it took to address the situation.  The Company timely filed our response to the Bureau’s letter of inquiry on February 8, 2019.  As of the date of this Annual Report, we have not received a response or any additional inquiries from the Bureau regarding this investigation.

Previously, on April 27, 2018, the Company had announced publicly that the purported foreign ownership excess did not exist.  On this date, the Company issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund notifying these investors that their claimed purchases of Series B preferred stock would be treated as void and non-existent because these investors attempted to acquire these shares in transactions that, if given effect, would have violated the Charter. In the Notices, the Company invited these investors to demonstrate facts to the contrary supported by relevant documentation. However, these investors have not provided the Company with any facts or provided any documentation that would support a different legal conclusion.

As stated above, the Company takes the position that certain of the purported non-U.S. preferred stockholders do not currently hold valid equity interests in the Company, with the result that there is no foreign ownership excess. For this reason, the Company did not claim in its Petition or any supplement thereto that it would be in the public interest for the relevant entities to hold aggregate interests exceeding the 25 percent foreign ownership benchmark. As stated in the original Petition, the Company then recognized that its showing “is not yet complete with respect to the FCC’s ability to render a decision regarding the … public interest inquiry.”  Because the share transfers that gave rise to some or all of the Series B preferred stock ownership claims of several purported non-U.S. preferred stockholders are invalid, there would be no need for such a showing unless a court first determines that the suspect transactions must be honored. Accordingly, both the Company and the purported Series B preferred stockholders have suggested that the FCC should consider simply holding the Petition in abeyance until the Series B Preferred Stock Litigation is resolved.

As of the date of these financial statements, the Company belives that there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or the extent of any additional remedial action by the Company that may be necessary.

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

As of December 31, 2018, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $84.8 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the years 2018 and 2017, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

(10)	Stockholders’ Equity
(a)	Series C Convertible Preferred Stock

We are required to pay holders of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”) dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.  The Series C preferred stock holders have the same voting rights and powers as our Class A common stock on an as-converted basis, subject to certain adjustments. The Certificate of Designations for the Series C preferred stock does not contain a voting rights triggering event provision like the one found in the Certificate of Designations for the Series B preferred stock.

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

Mr. Alarcón is also the beneficial owner of all the shares of Series C preferred stock which are convertible into 760,000 shares of Class A common stock, subject to certain adjustments.

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

(c)	Share-Based Compensation Plans and Other Share Based Compensation

2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. The Omnibus Plan expired on July 17, 2016 and no further share-based awards can be granted under this plan.

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a nonemployee director stock option plan (the “1999 NQ Plan”, and together with the 1999 ISO Plan, the “1999 Stock Option Plans”). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our Board of Directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 300,000 shares and 30,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Option Plans expired; therefore, no more options can be granted under these plans. Options granted under the 1999 Stock Option Plans expired during 2018.

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

Accounting for Share-Based Compensation

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2018 and 2017 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2018 and 2017, share-based compensation totaled $44 thousand and $148 thousand, respectively.

As of December 31, 2018, there was no unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2018 and 2017, no stock options were exercised; therefore, no cash payments were received.  In addition, during the years ended December 31, 2018 and 2017 we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted during 2018 and 2017.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2018 and 2017, and changes during the years ended December 31, 2018 and 2017, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2016	408	$4.32
Granted	—	—
Exercised	—	—
Forfeited	(15)	26.07
Outstanding at December 31, 2017	393	$3.48
Granted	—	—
Exercised	—	—
Forfeited	(23)	3.39
Outstanding at December 31, 2018	370	$3.49	$—	6.9
Exercisable at December 31, 2018	345	$3.53	$—	6.6

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2018 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 2.99	60	25	$2.76	8.3	60	$2.66
3.00 - 4.99	260	—	3.14	6.9	260	3.14
5.00 - 9.99	20	—	7.50	1.3	20	7.50
10.00 - 17.90	5	—	17.90	1.4	5	17.90
	345	25	$3.49	6.9	345	$3.53

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2018 and 2017, there were no nonvested shares outstanding.

(11)	Commitments
(a)	Leases

We lease office space and facilities and certain equipment under operating leases that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2018, future minimum lease payments under such leases are as follows (in thousands):

Year ending December 31:
2019	3,766
2020	2,545
2021	2,280
2022	2,249
2023	2,113
Thereafter	15,554
Total minimum lease payments	$28,507

Total rent expense for each of the years ended December 31, 2018 and 2017 amounted to $3.9 and $3.4 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2038. The future minimum rental income to be received under these agreements as of December 31, 2018 is as follows (in thousands):

Year ending December 31:
2019	$1,571
2020	810
2021	547
2022	358
2023	104
Thereafter	—
$3,390

(b)	Employment and Service Agreements

At December 31, 2018, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2023. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2019	$8,251
2020	6,328
2021	4,769
2022	3,205
2023	547
Thereafter	—
$23,100

Subsequent to year end December 31, 2018, the Company entered into additional employee agreements of $2.3 million for the years ended December 31, 2019 through 2022. The total future payments from employment and service agreements will increase by $2.3 million from $23.1 million to $25.4 million. Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

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

At December 31, 2018, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2019	$9,506
2020	7,363
2021	1,247
2022	386
2023	—
Thereafter	—
$18,502

(12)	Income Taxes

Total income tax (benefit) expense, from continuing operations, for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Income tax expense (benefit)	$(6,471)	$(24,658)

For the years ended December 31, 2018 and 2017, loss before income tax (benefit) expense consists of the following (in thousands):

	2018	2017
U.S. operations	$4,107	$(9,202)
Foreign operations	5,913	4,165
	$10,020	$(5,037)

The components of the provision for income tax (benefit) expense from continuing operations included in the consolidated statements of operations are as follows for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Current:
Federal	$212	$177
State and local, net of federal income tax benefit	65	68
Foreign	2,299	780
	2,576	1,025

Deferred:
Federal	(8,804)	(31,714)
State and local, net of federal income tax benefit	(243)	6,031
Foreign	—	—
	(9,047)	(25,683)
Total income tax (benefit) expense, from continuing operations	$(6,471)	$(24,658)

For the year ended December 31, 2018 and 2017, approximately $2.3 million and $5.1 million, respectively, of Puerto Rico NOL carry-forwards were utilized. For the year ended December 31, 2018 and 2017, $0.2 million and $0.4 million, respectively, federal NOL carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Federal and state NOL carry-forwards	$35,350	$25,462
Foreign NOL carry-forwards	7,912	9,420
FCC licenses	6,204	6,282
Allowance for doubtful accounts	1,174	764
Unearned revenue	263	214
AMT credit	1,121	1,215
Interest disallowance	8,084	—
Property and equipment	1,228	1,855
Accrued foreign withholding	2,513	2,376
Production costs	6,785	7,671
Stock-based compensation	134	142
Intercompany expenses	6,966	6,037
Accrued Vacation/Bonus/Payroll	654	597
Other	1,781	1,889
Total gross deferred tax assets	80,169	63,924
Less valuation allowance	(64,425)	(62,688)
Net deferred tax assets	15,744	1,236
Deferred tax liabilities:
FCC licenses and goodwill	87,968	82,507
Total gross deferred tax liabilities	87,968	82,507
Net deferred tax liability	$72,224	$81,271

The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was a increase of $1.7 million and a decrease of $25.5 million, respectively. The valuation allowance at 2018 and 2017 was primarily related to domestic post tax reform carry-forwards, disallowed interest carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2017, the overall decrease in the valuation allowance was a result of the adjustment of NOLs due to limitations under Section 382 and re-measurement of deferred tax assets and liabilities due to the enactment of the Tax Legislation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management also considered the company’s going concern as part of their assessment. As of December 31, 2018, the valuation allowance is comprised of $41.7 million in the US and $22.7 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2018, we have federal and state NOL carry-forwards available of approximately $117.8 million and $116.9 million, respectively. A portion of these NOL carry-forwards available to offset future taxable income were generated pre-tax reform and therefore expire from the years 2019 through 2037. In addition, at December 31, 2018, we have foreign NOL carry-forwards of approximately $26.3 million available to offset future taxable income expiring from the years 2019 through 2024.

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

The conclusions as to the ownership changes was based on applicable provisions of the Internal Revenue Code, related Treasury Regulations for Section 382.  Based solely on these provisions, the Company believes that a 2017 ownership change occurred. Therefore available NOL carry-forwards were reported in the Consolidated Financial Statements reflecting such a change. This determination was made based on different provisions, laws and regulations than the separate and different conclusion the Company made regarding valid ownership of its capital stock in 2017 for purposes of its Charter and the Communications Act, as described above under “Part 1. Item 1. Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”  The Company evaluated its position based on the facts and circumstances that were currently available and may reevaluate the conclusion regarding the occurrence of a 2017 ownership change for income tax and financial statement purposes based on additional facts and developments in the future. The NOL’s that were subject to the 2017 ownership change did have a full valuation allowance against them. Therefore, if the Company subsequently determined it did not experience this additional ownership change in August 2017, there would be no impact to the Company’s financial position and results of operations.

Total income tax (benefit) expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% and 35.0% for the years ended December 31, 2018 and 2017, respectively, as a result of the following:

	2018	2017
Computed “expected” tax (benefit) expense	21.0%	(35.0)%
Impacts from Tax Legislation	—	(688.4)
State and local income taxes, net of federal benefit	(4.1)	28.7
Intercompany debt charge off	(135.4)	—
Foreign tax differential	7.5	(1.3)
Impacts from IRC Section 382 ownership change	—	228.3
Current year change in valuation allowance	(6.9)	(152.8)
Nondeductible expenses	4.3	48.9
Nondeductible interest expense	20.4	67.6
US GILTI tax inclusion	10.2	—
Non-deductible recapitalization costs	14.6	—
Change in effective rate	2.2	8.3
Return to provision	(0.2)	(0.8)
Other	1.8	7.0
	(64.6)%	(489.5)%

During 2018, the company wrote off intercompany debt with its Puerto Rico subsidiary for US income tax purposes. This resulted in a favorable deduction for the US consolidated group. These amounts are included as components of income tax expense from continuing operations in the fourth quarter of 2018 and had a (135.4%) impact on our annual effective income tax rate.

On December 10, 2018, the Puerto Rico government enacted Act 257-2018 (“PR Tax Act”) introducing several amendments to the Puerto Rico Code.  The most relevant income tax change includes a reduction of the maximum corporate income tax rate to 37.5%, from 39% effective January 1, 2019. Due to the full valuation allowance on Puerto Rico deferred taxes, there is no overall rate impact as a result of the PR Tax Act.

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

The SEC has issued Staff Accounting Bulletin (“SAB”) No. 118, which permits the recording of provision amounts related to the impact of the Tax Legislation during a measurement period, which is not to exceed one year from the enactment date of the Tax Legislation.  The Company has recorded provisional amounts of $0 for the other provisions of the Tax Legislation, including the one-time transition tax, as the Company continues to analyze the impacts of the Tax Legislation. The company finalized the impacts of tax reform with no material changes to the provisional amounts.

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

For the years ended December 31, 2018 and 2017, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2014 through December 31, 2017, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2018. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

(13)	Contingencies

Local Tax Assessment

The Company received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the second quarter of 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction..

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $175.3 million as of December 31, 2018), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018.  The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted the Company’s motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court..

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

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes	Level 2	$249.9	258.6	$260.3	269.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	175.3	37.8	165.6	38.1

From time to time, certain assets or liabilities may be recorded at fair value on a non-recurring basis. During the second quarter 2018, the Company determined there was an impairment on it Puerto Rico television market FCC broadcasting license. A non-cash impairment of $0.5 milion was recorded to reduce the carrying value of the license to its fair value (Level 3 non-recurring fair value measure).  Key assumptions used in the discounted cash flow method used to arrive at the fair value were : 0.5% revenue growth, 2.0% mature market share, 24% mature operating profit margin, and a 12% discount rate.  At December 31, 2018, the fair value of this license exceeded its carrying value.  There were no FCC broadcasting license impairments in 2017.

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

	Year Ended
	December 31,
	2018	2017
Net revenue:
Radio	$126,399	$119,493
Television	15,970	15,216
Consolidated	$142,369	$134,709
Engineering and programming expenses:
Radio	$21,101	$23,542
Television	4,715	6,932
Consolidated	$25,816	$30,474
Selling, general and administrative expenses:
Radio	$49,585	$52,598
Television	6,387	5,718
Consolidated	$55,972	$58,316
Corporate expenses:	$10,540	$9,608
Depreciation and amortization:
Radio	$1,659	$1,834
Television	1,907	2,218
Corporate	235	297
Consolidated	$3,801	$4,349
Gain on the disposal of assets, net:
Radio	$(3)	$(12,558)
Television	(6)	(3,319)
Corporate	(12,541)	(17)
Consolidated	$(12,550)	$(15,894)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	6,713	7,326
Consolidated	$6,713	$7,326
Other operating income:
Radio	$—	$—
Television	—	—
Corporate	—	(3)
Consolidated	$—	$(3)
Impairment charges:
Radio	$—	$—
Television	483	—
Corporate	—	—
Consolidated	$483	$—
Operating income (loss):
Radio	$54,057	$54,077
Television	2,484	3,667
Corporate	(4,947)	(17,211)
Consolidated	$51,594	$40,533

	Year Ended
	December 31,
	2018	2017
Capital expenditures:
Radio	$2,493	$1,134
Television	232	228
Corporate	182	142
Consolidated	$2,907	$1,504

	December 31,	December 31,
	2018	2017
Total Assets:
Radio	$386,303	$378,472
Television	55,052	54,836
Corporate	2,957	2,596
Consolidated	$444,312	$435,904

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts

Years Ended December 31, 2018 and 2017

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
Description	year	expense	accounts	Deductions (1)	end of year
Year ended December 31, 2017:
Allowance for doubtful accounts	$745	853	—	(69)	1,529
Valuation allowance on deferred taxes	88,171	(25,483)	—	—	62,688
Year ended December 31, 2018:
Allowance for doubtful accounts	$1,529	528	—	(408)	1,649
Valuation allowance on deferred taxes	62,688	1,737	—	—	64,425

(1)	Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein. (p)		S-4			6/29/94
10.2*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.3*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.4*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.5*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.6*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.7*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.8*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.9*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.10*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.11*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04
10.12	Merger Agreement dated as of October 5, 2004 among Infinity
	Media Corporation, Infinity Broadcasting Corporation of
	San Francisco, Spanish Broadcasting System, Inc. and
	SBS Bay Area, LLC.		8-K		10.1	10/12/04

10.13	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.	8-K		10.2	10/12/04
10.14	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.	8-K		4.3	12/27/04
10.15*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.	10-Q	3/31/05	10.1	5/10/05
10.16*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Joseph A. García.	10-Q	3/31/05	10.2	5/10/05
10.17*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.	10-Q	6/30/06	10.2	8/8/06
10.18	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.	8-K		10.1	10/30/06
10.19	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.	8-K		10.2	10/30/06
10.20	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.	8-K		10.3	10/30/06
10.21	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.	8-K		10.4	10/30/06
10.22	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.	8-K		10.1	1/10/07
10.23	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.	8-K		10.2	1/10/07
10.24	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.	8-K		10.3	1/10/07
10.25	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.	8-K		10.4	1/10/07
10.26*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.	10-K	12/31/06	10.116	3/17/08
10.27*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.	10-Q	9/30/07	10.2	11/11/07
10.28*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.	8-K		10.1	8/8/08
10.29*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.	10-Q	6/30/10	10.1	8/13/10
10.30*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.	10-Q	6/30/11	10.1	8/12/11
10.31*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.	8-K		10.1	6/11/14
10.32*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Raúl Alarcón.	10-K	12/31/2016	10.32	4/19/17
10.33*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Joseph A. García.	10-K	12/31/2016	10.33	4/19/17
10.34*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Manuel E. Machado.	10-K	12/31/2016	10.34	4/19/17
10.35*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Jason L. Shrinsky.	10-K	12/31/2016	10.35	4/19/17
10.36*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and José A. Villamil.	10-K	12/31/2016	10.36	4/19/17
10.37*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Mitchell A. Yelen.	10-K	12/31/2016	10.37	4/19/17
10.38	Forbearance agreement dated May 8, 2017 among the Company, the
	Guarantors and the Supporting Holders	10-Q	3/31/2017	10.1	5/22/17

10.39	Contract of Purchase and Sale, dated May 15, 2017, among
	Spanish Broadcasting System, Inc. and Harbor Associates, LLC.		10-Q	6/30/2017	10.1	8/14/17
10.40	Contract of Purchase and Sale, dated September 12, 2017, between
	Alarcón Holdings, Inc. and 26 W. 56 LLC.		10-Q	9/30/2017	10.1	11/14/17
10.41	Amendment to Contract of Purchase and Sale, dated October 31, 2017,
	between Alarcón Holdings, Inc. and 26 W. 56 LLC		10-Q	9/30/2017	10.2	11/14/17
10.42*	Employment Agreement dated as of August 1, 2016, by and between
	the Company and Richard D. Lara.		10-K	12/31/2017	10.42	5/23/18
10.43*	Amendment to Employment Agreement dated as of February 1, 2018,
	by and between the Company and Richard D. Lara		10-K	12/31/2017	10.43	5/23/18
10.44*	Employment Agreement dated as of February 21, 2018, by and
	between the Company and Albert Rodriguez.		10-K	12/31/2017	10.44	5/23/18
10.45*	Employment Agreement dated as of May 29, 2018, by and
	between the Company and Raúl Alarcón.		8-K		10.1	6/1/18
10.46*	Employment Agreement dated as of January 28, 2019, by and between the Company and José I. Molina.	X
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe LLP.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2019.

Signature

/s/ Raúl Alarcón	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón	Officer and President (principal executive officer)

/s/ José I. Molina	Chief Financial Officer
José I. Molina	(principal financial and accounting officer)

/s/ Joseph A. García
Joseph A. García	Director

/s/ Manuel E. Machado
Manuel E. Machado	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ José A. Villamil
José A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director