Form 10-Q
period 2019-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2019-05-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SBSAA	OTCQB Venture Market

As of May 8, 2019, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan and restructuring efforts, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019 (the “Annual Report”), and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$22,204	$22,468
Receivables:
Trade	29,227	32,769
Barter	185	431
	29,412	33,200
Less allowance for doubtful accounts	1,525	1,649
Net receivables	27,887	31,551
Prepaid expenses and other current assets	7,219	7,480
Total current assets	57,310	61,499
Property and equipment, net of accumulated depreciation of $61,223 in 2019 and $60,446 in 2018	22,685	22,414
FCC broadcasting licenses	321,714	321,714
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,308 in 2018	—	1,239
Operating lease right-of-use assets	15,451	—
Other assets	5,132	4,640
Total assets	$455,098	$444,312
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,297	$20,370
Accrued interest	1,513	1,513
Unearned revenue	661	798
Other liabilities	—	9
Operating lease liabilities	2,440	—
12.5% senior secured notes (note 10)	249,864	249,864
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2019 and December 31, 2018 and $87,200 and $84,766 of dividends payable as of March 31, 2019 and December 31, 2018, respectively. (note 11)	177,749	175,315
Total current liabilities	451,524	447,869
Other liabilities, less current portion	2,632	3,598
Operating lease liabilities - net of current portion	13,089	—
Deferred tax liabilities	71,164	72,224
Total liabilities	538,409	523,691
Commitments and contingencies (note 8)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	526,191	526,191
Accumulated deficit	(609,506)	(605,574)
Total stockholders’ deficit	(83,311)	(79,379)
Total liabilities and stockholders’ deficit	$455,098	$444,312

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2019	2018
Net revenue	$37,355	$33,906
Operating expenses:
Engineering and programming	7,031	6,563
Selling, general and administrative	19,254	14,850
Corporate expenses	2,751	2,798
Depreciation and amortization	873	1,025
Total operating expenses	29,909	25,236
Recapitalization costs	1,930	1,082
Other operating income	(53)	(1)
Operating income	5,569	7,589
Other expense:
Interest expense, net	(7,807)	(8,138)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)
Loss before income tax	(4,672)	(2,982)
Income tax (benefit) expense	(740)	387
Net loss	$(3,932)	$(3,369)
Class A and B net loss per common share (note 4)
Basic	$(0.54)	$(0.46)
Diluted	$(0.54)	$(0.46)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,932)	$(3,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,434	2,433
Gain on insurance proceeds received for damage to equipment	(36)	—
Stock-based compensation	—	22
Depreciation and amortization	873	1,025
Net barter loss	116	5
Provision for (reversal of) trade doubtful accounts	224	(61)
Deferred income taxes	(1,060)	(175)
Unearned revenue	(7)	78
Changes in operating assets and liabilities:
Trade receivables	3,153	4,497
Prepaid expenses and other current assets	278	(1,097)
Other assets	(492)	13
Accounts payable and accrued expenses	(571)	777
Other liabilities	(9)	41
Net cash provided by operating activities	971	4,189
Cash flows from investing activities:
Purchases of property and equipment	(1,173)	(248)
Payments towards FCC repack assets	(98)	—
Insurance proceeds received for damage to equipment	36	—
Net cash used in investing activities	(1,235)	(248)
Cash flows from financing activities:	—	—
Net (decrease) increase in cash and cash equivalents	(264)	3,941
Cash and cash equivalents at beginning of period	22,468	16,141
Cash and cash equivalents at end of period	$22,204	$20,082
Supplemental cash flows information:
Interest paid	$7,811	$8,141
Income tax paid	$97	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed by the Company on April 1, 2019 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2019 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

Certain prior year amounts, which consist primarily of severance pay and station relocation costs, have been reclassified from engineering, programming, selling, general and administrative, and corporate expenses to recapitalization costs to conform to the current period’s financial presentation.  These changes had no effect to the Company’s results of operations or financial position.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern. As of March 31, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 8 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these recent developments could adversely affect our ability to continue as a going concern.

As discussed in Note 10, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.

The Company has incurred $1.9 million for the three-months ended March 31, 2019 of recapitalization costs, primarily due to professional fees and costs directly related to our recapitalization efforts.  Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

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

Regardless that the Company has generated positive cash flows from operations for the three-month period ended March 31, 2019, management has evaluated its cash requirements for the next twelve-month period after the date of the filing of this quarterly report on Form 10-Q and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations regarding ordinary course operating activities.

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures, in accordance with the going concern accounting standard adopted in 2016. Although the Company expects to maintain cash on hand sufficient to meet its operating obligations, its inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes and redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B preferred stock litigation, or finance future acquisitions, negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Changes in Accounting Policies – Leases

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases (with the exception of short-term leases) and disclose key information about the leasing agreements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, intended to clarify the Codification or to correct unintended application of the guidance and ASU No. 2018-11, Leases (Topic 842) – Targeted improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. We adopted this ASU on January 1, 2019 using the modified retrospective approach and have elected the transition option, which allows us to continue to apply the legacy guidance for comparative periods, including disclosure requirements, in the year of adoption. We have elected to use the package of practical expedients available to us, including the short-term lease exception. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $13.9 million and $13.9 million, respectively, as of January 1, 2019. The operating lease right-of-use asset includes the impact upon adoption of ASC Topic 842 of the derecognition of lease incentives, deferred rent, below-market lease intangibles, and prepaid rent balances recognized in prepaid expenses and other current assets, other intangible assets, accounts payable and other accrued liabilities and other liabilities on the consolidated balance sheets as of December 31, 2018. The standard did not impact our consolidated statements of operations or consolidated statements of cash flows. Additionally, we did not record a cumulative effect adjustment to opening accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period.

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

2. Revenue

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-months ended March 31, 2019 and 2018 (in thousands):

	Three-Months Ended
	March 31,
	2019	2018
Local, national, digital and network	$31,457	$30,758
Special events	7,093	5,120
Barter	1,838	912
Other	1,516	1,661
Gross revenue	41,904	38,451
Less: Agency commissions and other	4,549	4,545
Net revenue	$37,355	$33,906

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

Special events revenue is generated from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by radio and television stations.

In order to determine if revenue should be reported gross as principal or net as agent, the Company considers indicators such as if it is the party primarily responsible for fulfillment, has inventory risk, and has discretion in establishing price to determine control. When management determines it controls an event, it is acting as the principal and records revenue gross. When management determines it does not control an event, it is acting as an agent and records revenue net.

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

For the three-months ended March 31, 2019 and 2018, barter revenue of $1.8 million and $0.9 million, respectively, was offset by barter expense of $2.0 million and $0.9 million, respectively.

(d)	Other revenue

Other revenue consists of syndication revenue, subscriber revenue and other revenue. Syndication revenue is recognized from licensing various MegaTV content and is payable on a usage-based model. Subscriber revenue is payable in a per subscriber form from cable and satellite providers. Other revenue consists primarily of renting available tower space or sub-channels.

The Company considers signed license or subscriber agreements to be the contract with a customer for the sale of syndicated or subscriber related content. For each contract, the Company considers making content available to the customer to be the identified performance obligation. The price as specified on a counterparty’s agreement, which is generally stated on a per user basis, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs on a month-to-month basis. Other revenues related to renting tower space are recognized in accordance with ASC 842 - Leases.

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

Contract Balances

Local, national and digital revenue of $0.3 million was recognized during the three-months ended March 31, 2019 that was included in the unearned revenue balances at the beginning of the period.  During the three-months ended March 31, 2019, there were $0.1 million of special events revenue recognized that were included in the unearned balances at the beginning of period.  Barter revenue of $0.1 million was recognized during the three-months ended March 31, 2019 that was included in the unearned revenue balances at the beginning of period.  Network and other revenue recognized during the three-months ended March 31, 2019 that were included in unearned revenue balances at the beginning of the period were not significant.

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

3. Leases

The Company has commitments under operating leases for office space and radio tower sites used in its operations. Our leases have initial lease terms that expire between 2019 and 2082, most of which include options to extend or renew the leases. Currently, we do not have finance leases. Our annual rental expenses can range from less than $3 thousand up to $0.5 million. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

Certain rental agreements for office space and radio towers contain non-lease components such as common area maintenance and utilities. The Company elected to apply the practical expedient that permits lessees to make an accounting policy election to account for each separate lease component of an office space and radio tower lease contract and its associated non-lease components as a single lease component. Certain rental agreements for office space and radio towers also include taxes and insurance which are not considered lease components.

Consideration for office space and radio tower site leases generally includes fixed monthly payments. The lease term begins at the commencement date and is determined on that date based on the term of the lease, together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. When evaluating whether the Company is reasonably certain to exercise an option to renew the lease, the Company is required to assess all relevant factors that create an economic incentive for the Company to exercise the renewal.

The various discount rates are based on the Company’s incremental borrowing rate due to the rate implicit in the leases being not readily determinable. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company used publicly available information about low-grade debt, adjusted for the effects of collateralization, to determine the various rates it would pay to finance transactions over similar time periods.

The Company elected to apply a package of practical expedients that allows it not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases.

The following table summarizes the components of lease cost for the quarter ended March 31, 2019 (in thousands):

Three-Months Ended
March 31, 2019
Operating lease cost	$1,060
Sublease income	(510)
Total lease cost	$550

Lease costs for the three months ended March 31, 2018 include minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases during the three months ended March 31, 2018 amounted to $0.9 million.

At March 31, 2019, amounts reported in the Consolidated Balance Sheet are as follows (in thousands):

Three-Months Ended
Operating Leases:	March 31, 2019
Operating lease right-of-use assets	$15,451

Operating lease liabilities	2,440
Operating lease liabilities - net of current portion	13,089
Total operating lease liabilities	$15,529

Other information
Operating cash flows from operating leases	$463
Right-of-use assets obtained in exchange for new lease liabilities	$2,141
Weighted-average remaining lease term	10.0 years
Weighted average discount rate	12.6%

Future minimum lease payments under operating leases as of the quarter ended March 31, 2019 are as follows (in thousands):

Year ending December 31:
2019 (excluding the three-months ended March 31, 2019)	$2,757
2020	3,027
2021	2,798
2022	2,593
2023	2,372
Thereafter	15,501
Total undiscounted lease payments	$29,048
Less: imputed interest	13,519
Total lease liabilities	$15,529

At December 31, 2018, future minimum lease payments under such leases are as follows (in thousands):

Year ending December 31:
2019	$3,766
2020	2,545
2021	2,280
2022	2,249
2023	2,113
Thereafter	15,554
Total minimum lease payments	$28,507

As of March 31, 2019, the Company has entered into additional operating leases that have not yet commenced of approximately $3.8 million. The leases are expected to commence in 2019 and have lease terms of 10 years.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2023.  Future minimum rental income to be received under these agreement as of March 31, 2019 is as follows:

Year ending December 31:
2019 (excluding the three-months ended March 31, 2019)	$1,091
2020	810
2021	547
2022	358
2023	104
Thereafter	—
Total undiscounted lease payments	$2,910

4. Basic and Diluted Net Loss Per Common Share

In calculating net loss per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company’s undistributed net loss.  The Company’s Class A common stock, Class B common stock and Series C convertible preferred stock share equally on an as-converted basis with respect to net loss.

Basic net loss per share is computed by dividing net loss applicable to stockholders by the weighted average number of shares for each period on an as-converted basis. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

The following tables set forth the computation of basic and diluted net loss available to stockholders for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(2,272)	(1,253)	(407)	$(1,938)	(1,080)	(351)
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,200	2,340	760
Basic net loss per share	$(0.54)	(0.54)	(0.54)	$(0.46)	(0.46)	(0.46)

Diluted net loss per share:
Numerator
Allocation of undistributed losses	$(2,272)	(1,253)	(407)	$(1,938)	(1,080)	(351)
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,200	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,200	2,340	760
Diluted net loss per share	$(0.54)	(0.54)	(0.54)	$(0.46)	(0.46)	(0.46)

Common stock equivalents excluded from calculation of diluted net loss per share as the effect would have been anti-dilutive:	445	—	—	418	—	—

5. Stockholders’ Deficit

The changes in stockholders' deficit for the three months ended March 31, 2019 and 2018 are as follows:

	Three-Months Ended
	March 31,
	2019	2018
Beginning balance	$(79,379)	$(95,914)
Net loss	(3,932)	(3,369)
Stock-based compensation	—	22
Ending balance	$(83,311)	$(99,261)

6. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2019	2018
Net revenue:
Radio	$34,079	$29,251
Television	3,276	4,655
Consolidated	$37,355	$33,906
Engineering and programming expenses:
Radio	$5,481	$5,381
Television	1,550	1,182
Consolidated	$7,031	$6,563
Selling, general and administrative expenses:
Radio	$17,666	$12,126
Television	1,588	2,724
Consolidated	$19,254	$14,850
Corporate expenses:	$2,751	$2,798
Depreciation and amortization:
Radio	$376	$427
Television	444	537
Corporate	53	61
Consolidated	$873	$1,025
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,930	1,082
Consolidated	$1,930	$1,082
Other operating income:
Radio	$(53)	$—
Television	—	—
Corporate	—	(1)
Consolidated	$(53)	$(1)
Operating income:
Radio	$10,609	$11,317
Television	(306)	212
Corporate	(4,734)	(3,940)
Consolidated	$5,569	$7,589

	Three-Months Ended
	March 31,
	2019	2018
Capital expenditures:
Radio	$610	$225
Television	405	17
Corporate	158	6
Consolidated	$1,173	$248

	March 31,	December 31,
	2019	2018
Total Assets:
Radio	$395,352	$386,303
Television	56,555	55,052
Corporate	3,191	2,957
Consolidated	$455,098	$444,312

7. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through the first quarter of 2019, management has not changed its valuation allowance position as of March 31, 2019 from December 31, 2018.

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

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2015 through 2018. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2012 through 2018.

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2019 and December 31, 2018.

8. Commitments and Contingencies

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $177.7 million as of March 31, 2019), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won.  We believe these claims are without merit and we intend to defend ourselves vigorously. The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted our motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court.

Local Tax Assessment

The Company received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1.4 million in underpaid tax, applicable interest and penalties. The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $0.4 million, based upon our current best estimate of probable loss, was charged to operations in the second quarter of 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

9. Fair Value Measurement Disclosures

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% Senior Secured Notes due 2017 (note 10)	Level 2	$249.9	262.2	$249.9	258.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 11)	Level 3	177.7	45.4	175.3	37.8

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

At March 31, 2019, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending December 31, 2018.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements) currently prevents us from incurring any such additional debt.

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

We are currently in litigation with persons claiming to own 94.16% of our Series B preferred stock as described above in Note 8, Commitments and Contingencies.

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

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.  On December 4, 2017, the Company also filed a petition with the FCC for declaratory ruling (the “Petition”) with respect to the potential excess foreign ownership.  The Company filed the Petition not because it had concluded that an affirmative FCC public interest ruling regarding recognized foreign ownership was required, but at the suggestion of FCC staff to ensure the Company had prophylactically availed itself of the “safe harbor” protections of Section 1.5004(f)(4) of the FCC’s Rules, in the event such a declaratory ruling ultimately proved necessary. This suggestion came after the Company had previously notified the FCC of a possible Section 310(b) foreign ownership issue triggered by the filing of the Preferred Holder Complaint.  The FCC responded to the Petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement the Petition with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company reviewed this information in order to determine whether it was complete, true and correct, as required by the FCC’s rules, and requested some additional information from the Series B preferred stockholders.  The purported Series B preferred stockholders did not provide any additional information regarding the timing of their alleged purchases of Series B preferred stock until December 5, 2018. On that date, such stockholders filed responses to the Company’s interrogatories in the Series B Preferred Stock Litigation. These responses contained a significant portion of the pending information that was originally solicited on November 2017 and January 2018, respectively. The new information mainly consisted of the trading information in the Series B preferred stock, including dates of acquisition, the number of shares purportedly acquired in each transaction and, to the extent available, seller information.  On December 6, 2018, the Company received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising the Company that it was under investigation for potential violations of Section 310(b) of the Communications Act related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of the Company detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that the Company became aware of the situation, and the steps it took to address the situation.  The Company timely filed its response to the Bureau’s letter of inquiry on February 8, 2019.  As of the date of this filing, we have not received a response or any additional inquiries from the Bureau regarding this investigation.

Previously, on April 27, 2018, the Company had announced publicly that the purported foreign ownership excess did not exist.  On this date, the Company issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund notifying these investors that their claimed purchases of Series B preferred stock would be treated as void and non-existent because these investors attempted to acquire these shares in transactions that, if given effect, would have violated the Charter. In the Notices, the Company invited these investors to demonstrate facts to the contrary supported by relevant documentation. As of the date of these financial statements, these investors have not provided the Company with any facts or provided any documentation that would support a different legal conclusion.

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

As of the date of these financial statements, the Company believes that there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or the extent of any additional remedial action by the Company that may be necessary.

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

As of March 31, 2019, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $87.2 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  For the three-months ended March 31, 2019 and 2018, we recorded $2.4 million as dividends on Series B preferred stock classified as interest expense.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2019 and 2018, our radio revenue was generated primarily from the sale of local, national, digital and network advertising, and our radio segment generated 91% and 86% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 65 hours of original programming per week.  For the three-months ended March 31, 2019 and 2018, our television revenue was generated primarily from the sale of local and national advertising and paid programming.  Our television segment generated 9% and 14% of our consolidated net revenues, respectively.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as in Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The complaint filed by these investors revealed a purported foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items under the headings “Business—Our Continued Recapitalization and Restructuring Efforts” and “Item 7—Liquidity and Capital Resources” in our Annual Report.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2019 and 2018, local and digital revenue comprised 59% and 65% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions.  For the three-months ended March 31, 2019 and 2018, national revenue comprised 9% of our gross revenues. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2019 and 2018, network revenue comprised 7% and 6% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the three-months ended March 31, 2019 and 2018, barter revenue comprised 4% and 2% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the three-months ended March 31, 2019 and 2018, special events revenue comprised 17% and 13% of our gross revenues, respectively.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the three-months ended March 31, 2019 and 2018, other revenue comprised 4% and 5% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2019 and 2018

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2019	2018
Net revenue:
Radio	$34,079	29,251
Television	3,276	4,655
Consolidated	$37,355	33,906
Engineering and programming expenses:
Radio	$5,481	5,381
Television	1,550	1,182
Consolidated	$7,031	6,563
Selling, general and administrative expenses:
Radio	$17,666	12,126
Television	1,588	2,724
Consolidated	$19,254	14,850
Corporate expenses:	$2,751	2,798
Depreciation and amortization:
Radio	$376	427
Television	444	537
Corporate	53	61
Consolidated	$873	1,025
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,930	1,082
Consolidated	$1,930	$1,082
Other operating income:
Radio	$(53)	$—
Television	—	—
Corporate	—	(1)
Consolidated	$(53)	$(1)
Operating income:
Radio	$10,609	$11,317
Television	(306)	212
Corporate	(4,734)	(3,940)
Consolidated	$5,569	$7,589

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2019 and 2018 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2019	2018
Net revenue	$37,355	$33,906
Engineering and programming expenses	7,031	6,563
Selling, general and administrative expenses	19,254	14,850
Corporate expenses	2,751	2,798
Depreciation and amortization	873	1,025
Recapitalization costs	1,930	1,082
Other operating income	(53)	(1)
Operating income	5,569	7,589
Interest expense, net	(7,807)	(8,138)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)
Income tax (benefit) expense	(740)	387
Net loss	(3,932)	(3,369)

Net Revenue

The increase in our consolidated net revenues of $3.4 million or 10% was due to a net revenue increase in our radio segment partially offset by a decrease in our television segment.  Our radio segment net revenue increased $4.8 million or 17% due to increases in special event revenue and barter, network and national sales, which were offset by decreases in digital and local sales.  Our radio segment special events revenue increased primarily due to a greater number of events and revenue. Our television segment net revenue decreased by $1.4 million or 30%, due to the decreases in special event revenue and subscriber fees, which were offset by increases in local, digital and national sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.5 million or 7% was due to increases in both our radio and television segments’ expenses.  Our radio segment expenses increased $0.1 million or 2%, mainly due to increases in compensation offset by decreases in content production costs related to the LaMusica application.  The television segment expenses increased $0.4 million or 31% primarily due to increases in programming content costs.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $4.4 million or 30% was due to an expense increase in our radio segment and a decrease in our television segment.  Our radio segment expenses increased approximately $5.5 million or 46%, mainly due to the positive impact of a legal settlement in the prior year and increases in special events, barter, advertising, allowance for doubtful accounts and commission expenses.  Our television segment expenses decreased $1.1 million or 42%, primarily due to decreases in special events expenses offset by increases in barter, commissions and professional fee expenses.

Corporate Expenses

The decrease in corporate expenses of less than $0.1 million or 2% was mostly due to decreases related to professional fees offset by an increase in compensation related expenses.

Recapitalization Costs

The Company incurred $1.9 million of recapitalization costs, an increase of $0.8 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Operating Income

The decrease in operating income of $2.0 million or 27% was primarily due to increases in operating expenses and recapitalization costs, partially offset by an increase in net revenue.

Interest Expense, net

The decrease in interest expense of $0.3 million or 4% was primarily due to the decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax (Benefit) Expense

The income tax benefit of $0.7 million was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act.

Net Loss

Net loss was primarily due to the decrease in operating income partially offset by the decrease in interest expense and the increase in income tax benefit.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of March 31, 2019 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

•

On April 17, 2017, our 12.5% Senior Secured Notes, which totaled $275.0 million, were payable and due.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations we did not repay the Notes at their maturity.  Subsequent to maturity, we used $25.1 million of proceeds from asset sales and the FCC spectrum auction to partially pay down the Notes. Our current outstanding balance on the Notes is $249.9 million.

•

Certain holders of our Series B preferred stock, of which there is $177.7 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $87.2 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Note 8. Commitments and Contingencies in the Notes to the financial statements contained in this Quarterly report on Form 10-Q and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents. Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2019, to meet our ordinary course operating obligations over the next twelve month period.

•

We had a working capital deficit of $394.2 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Excluding the Series B preferred stock of $177.7 million, our adjusted working capital deficit totals $216.5 million.

In addition, our inability to repay the Notes at maturity has caused us to conclude there is a substantial doubt about our ability to continue as a going concern for purposes of the determination we are required to make in connection with our evaluation of our financial statements.

We continue to evaluate all options to effect a successful recapitalization or restructuring of our balance sheet, including a refinancing of the Notes.  Our refinancing efforts have been made more difficult and complex with the litigation with certain purported holders of our Series B preferred stock and the foreign ownership issue. We provide more information about each of these items under the headings “Our Continued Recapitalization and Restructuring Efforts;” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock” in our Annual Report.

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the risk of the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail in Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies— Going Concern” of our Annual Report.  Furthermore, as of March 31, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available.

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

12.5% Senior Secured Notes due 2017

As of March 31, 2019, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of March 31, 2019, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $87.2 million.

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

As discussed in Note 11, elsewhere in this Quarterly Report on Form 10-Q, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 11, elsewhere in this Quarterly Report on Form 10-Q.

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

Class A Common Stock

As of March 31, 2019, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of March 31, 2019, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2019 and 2018, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Three-Months Ended
	March 31,		Change
	2019	2018	$
Capital expenditures:
Radio	$610	$225	385
Television	405	17	388
Corporate	158	6	152
Consolidated	$1,173	$248	925
Net cash flows provided by operating activities	$971	$4,189	(3,218)
Net cash flows used in investing activities	(1,235)	(248)	(987)
Net cash flows from financing activities	—	—	—
Net (decrease) increase in cash and cash equivalents	$(264)	$3,941

Capital Expenditures

The increase in our capital expenditures was primarily due to the relocation and build-out of our San Francisco studios and offices, transmitter equipment in Puerto Rico and systems related storage equipment related to the Company’ infrastructure.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of decreases in working capital and operating income.

Net Cash Flows Used Investing Activities

Changes in our net cash used in investing activities were primarily a result of relocating and building out our San Francisco studios and offices.

Net Cash Flows from Financing Activities

None

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2019.

Changes in Accounting Policies – Leases

In February 2016, the accounting guidance for leases was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.  The guidance was effective on January 1, 2019, and was implemented using a modified retrospective approach at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. As a result, we changed our accounting policy for leases. Refer to Note 1 Basis of Presentation―Changes in Accounting Policies - Leases, included elsewhere in this quarterly report on Form 10Q for additional information.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

For a description of defaults upon senior securities, see Note 10, 12.5% Senior Secured Notes, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.46	Employment agreement dated as of January 28, 2019, by and between the Company and José I Molina (incorporated by reference from Exhibit 10.46 to the Form 10-K filed on April 1, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSÉ I. MOLINA
José I. Molina
Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the registrant)

Date: May 15, 2019