Form 10-Q
period 2019-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2019-08-09
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$19,202	$22,468
Receivables:
Trade	32,601	32,769
Barter	145	431
	32,746	33,200
Less allowance for doubtful accounts	1,205	1,649
Net receivables	31,541	31,551
Prepaid expenses and other current assets	4,696	7,480
Total current assets	55,439	61,499
Property and equipment, net of accumulated depreciation of $62,089 in 2019 and $60,446 in 2018	22,683	22,414
FCC broadcasting licenses	321,714	321,714
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,308 in 2018	—	1,239
Operating lease right-of-use assets	16,463	—
Other assets	4,994	4,640
Total assets	$454,099	$444,312
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,543	$20,370
Accrued interest	1,513	1,513
Unearned revenue	531	798
Other liabilities	—	9
Operating lease liabilities	1,361	—
12.5% senior secured notes (note 10)	249,864	249,864
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2019 and December 31, 2018 and $89,633 and $84,766 of dividends payable as of June 30, 2019 and December 31, 2018, respectively (note 11)	180,182	175,315
Total current liabilities	450,994	447,869
Other liabilities, less current portion	2,666	3,598
Operating lease liabilities - net of current portion	15,257	—
Deferred tax liabilities	70,255	72,224
Total liabilities	539,172	523,691
Commitments and contingencies (note 8)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	526,198	526,191
Accumulated deficit	(611,275)	(605,574)
Total stockholders’ deficit	(85,073)	(79,379)
Total liabilities and stockholders’ deficit	$454,099	$444,312

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$36,931	$34,780	$74,286	$68,686
Operating expenses:
Engineering and programming	7,056	6,494	14,087	13,057
Selling, general and administrative	14,910	13,164	34,164	28,014
Corporate expenses	2,798	3,245	5,549	6,043
Depreciation and amortization	899	971	1,772	1,996
Total operating expenses	25,663	23,874	55,572	49,110
Recapitalization costs	1,444	1,360	3,374	2,442
Executive severance expenses	1,844	—	1,844	—
Impairment charges	—	483	—	483
Other operating income	(3)	(50)	(56)	(51)
Operating income	7,983	9,113	13,552	16,702
Other expense:
Interest expense, net	(7,805)	(8,127)	(15,612)	(16,265)
Dividends on Series B preferred stock classified as interest expense (note 11)	(2,433)	(2,434)	(4,867)	(4,867)
Loss before income tax	(2,255)	(1,448)	(6,927)	(4,430)
Income tax (benefit) expense	(486)	550	(1,226)	937
Net loss	$(1,769)	$(1,998)	$(5,701)	$(5,367)
Class A and B net loss per common share (note 4)
Basic	$(0.24)	$(0.27)	$(0.78)	$(0.73)
Diluted	$(0.24)	$(0.27)	$(0.78)	$(0.73)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,701)	$(5,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense (note 11)	4,867	4,867
Gain on insurance proceeds received for damage to equipment	(39)	(50)
Impairment charges	—	483
Stock-based compensation	7	33
Depreciation and amortization	1,772	1,996
Net barter income	(114)	(205)
Provision for (reversal of) trade doubtful accounts	334	(1)
Deferred income taxes	(1,969)	(291)
Unearned revenue	132	177
Changes in operating assets and liabilities:
Trade receivables	(636)	3,077
Prepaid expenses and other current assets	2,762	(1,576)
Other assets	(354)	(41)
Accounts payable and accrued expenses	(2,181)	2,087
Business interuption insurance proceeds received in advance	—	100
Other liabilities	30	112
Net cash (used in) provided by operating activities	(1,090)	5,401
Cash flows from investing activities:
Purchases of property and equipment	(2,126)	(981)
Net payments towards FCC repack assets	(89)	—
Insurance proceeds received for damage to equipment	39	50
Property damage insurance proceeds received in advance	—	100
Net cash used in investing activities	(2,176)	(831)
Cash flows from financing activities:	—	—
Net (decrease) increase in cash and cash equivalents	(3,266)	4,570
Cash and cash equivalents at beginning of period	22,468	16,141
Cash and cash equivalents at end of period	$19,202	$20,711
Supplemental cash flows information:
Interest paid	$15,623	$16,278
Income tax paid	$2,103	$837

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three- and six-month periods ended June 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed by the Company on April 1, 2019 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2019 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

Certain prior year amounts, which consist primarily of severance pay and station relocation costs, have been reclassified from engineering, programming, selling, general and administrative, and corporate expenses to recapitalization costs to conform to the current period’s financial presentation.  These changes had no effect on the Company’s results of operations or financial position.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 8 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation.

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

The Company has incurred $1.4 million and $3.4 million, respectively, for the three- and six-months ended June 30, 2019 of recapitalization costs, primarily due to professional fees and costs directly related to our recapitalization efforts.  Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

The Company used $1.1 million of net cash from operating activities during the six-month period ended June 30, 2019, management has evaluated its cash requirements for the next twelve-month period after the date of the filing of this quarterly report on Form 10-Q and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations regarding ordinary course operating activities.

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

Changes in Accounting Policies – Leases

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases (with the exception of short-term leases) and disclose key information about the leasing agreements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, intended to clarify the Codification or to correct unintended application of the guidance and ASU No. 2018-11, Leases (Topic 842) – Targeted improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. We adopted this ASU on January 1, 2019 using the modified retrospective approach and have elected the transition option, which allows us to continue to apply the legacy guidance for comparative periods, including disclosure requirements, in the year of adoption. We have elected to use the package of practical expedients available to us, including the short-term lease exception. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $13.9 million and $13.9 million, respectively, as of January 1, 2019. The operating lease right-of-use asset includes the impact upon adoption of ASC Topic 842 of the derecognition of lease incentives, deferred rent, below-market lease intangibles, and prepaid rent balances recognized in prepaid expenses and other current assets, other intangible assets, accounts payable and other accrued liabilities and other liabilities on the consolidated balance sheets as of December 31, 2018. The standard did not materially impact our consolidated statements of operations or consolidated statements of cash flows. Additionally, we did not record a cumulative effect adjustment to opening accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period.

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

1)  Identify the contract with a customer,

2)  Identify the performance obligations in the contract,

3)  Determine the transaction price,

4)  Allocate the transaction price to performance obligations in the contract, and

5)  Recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three- and six-months ended June 30, 2019 and 2018 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Local, national, digital and network	$38,018	$35,197	$69,475	$65,955
Special events	621	1,593	7,714	6,713
Barter	2,142	1,360	3,980	2,272
Other	1,639	1,813	3,155	3,474
Gross revenue	42,420	39,963	84,324	78,414
Less: Agency commissions and other	5,489	5,183	10,038	9,728
Net revenue	$36,931	$34,780	$74,286	$68,686

Nature of Products and Services

(a)	Local, national, digital and network advertising

Local and digital revenues generally consist of advertising airtime sold in a station’s local market, the Company’s La Musica application or its websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by an outside national representation firm, which serves as an agent in these transactions. Revenues from national advertisers are presented as net of agency commissions as this is the amount that the Company expects to be entitled to receive in exchange for these services and entitled to under the contract. Network revenue generally consists of advertising airtime sold on the AIRE Radio Networks platform by network sales staff.

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

Special events revenue is generated from ticket sales, as well as through profit-sharing arrangements for producing or co-producing live concerts and events promoted by radio and television stations.

In addition to ticket sales, the Company enters into profit-sharing arrangements to produce or co-produce live concerts and events with partners which may also purchase various production services from the company. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations and the transaction price, including estimating the amount of variable consideration, the Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied, which may occur over time (i.e. term of agreement) or at a point in time (i.e. event completion).  In order to determine if revenue should be reported gross as principal or net as agent, the Company considers indicators such as if it is the party primarily responsible for fulfillment, has inventory risk, and has discretion in establishing price to determine control. When management determines it controls an event, it is acting as the principal and records revenue gross. When management determines it does not control an event, it is acting as an agent and records revenue net.

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

For the three-months ended June 30, 2019 and 2018, barter revenue of $2.1 million and $1.4 million, respectively, was offset by barter expense of $1.9 million and $1.1 million, respectively.

For the six-months ended June 30, 2019 and 2018, barter revenue of $4.0 million and $2.3 million, respectively, was offset by barter expense of $3.9 million and $2.1 million, respectively.

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

Contract Balances

Local, national, digital and network revenue of $0.1 million and $0.3 million was recognized during the three- and six-months ended June 30, 2019, respectively, that was included in the unearned revenue balances at the beginning of the period.  During the three-months ended June 30, 2019, there were no special events revenue recognized that were included in the unearned balances at the beginning of period and $0.1 million of special events revenue recognized during the six-months ended June 30, 2019 that were included in the unearned balances at the beginning of period.  Barter revenue of $0.3 million and $0.4 million was recognized during the three- and six-months ended June 30, 2019, respectively, that was included in the unearned revenue balances at the beginning of the period.  Other revenue recognized during the three- and six-months ended June 30, 2019 that were included in unearned revenue balances at the beginning of the period were not significant.

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

The following table summarizes the components of lease cost for the three- and six-months ended June 30, 2019 (in thousands):

	Three-Months Ended	Six-Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,101	$2,161
Sublease income	(563)	(1,073)
Total lease cost	$538	$1,088

Lease costs for the three- and six-months ended June 30, 2018 include minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases during the three- and six-months ended June 30, 2018 amounted to $0.9 million and $1.8 million, respectively.

At June 30, 2019, amounts reported in the Consolidated Balance Sheet are as follows (in thousands):

Six-Months Ended
Operating Leases:	June 30, 2019
Operating lease right-of-use assets	$16,463

Operating lease liabilities	1,361
Operating lease liabilities - net of current portion	15,257
Total operating lease liabilities	$16,618

Other information
Operating cash flows from operating leases	$860
Right-of-use assets obtained in exchange for new lease liabilities	$3,619
Weighted-average remaining lease term	10.5 years
Weighted average discount rate	12.7%

Future minimum lease payments under operating leases as of June 30, 2019 are as follows (in thousands):

Year ending December 31:
2019 (excluding the six-months ended June 30, 2019)	$1,767
2020	2,981
2021	2,750
2022	2,727
2023	2,629
Thereafter	19,153
Total undiscounted lease payments	$32,007
Less: imputed interest	15,389
Total lease liabilities	$16,618

At December 31, 2018, future minimum lease payments under such leases are as follows (in thousands):

Year ending December 31:
2019	$3,766
2020	2,545
2021	2,280
2022	2,249
2023	2,113
Thereafter	15,554
Total minimum lease payments	$28,507

As of June 30, 2019, the Company has entered into an additional operating lease that has not yet commenced of approximately $1.0 million. The lease is expected to commence in 2019 and has a lease term of 10 years.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2023.  Future minimum rental income to be received under these agreement as of June 30, 2019 is as follows:

Year ending December 31:
2019 (excluding the six-months ended June 30, 2019)	$769
2020	1,137
2021	554
2022	365
2023	104
Thereafter	—
Total undiscounted lease payments	$2,929

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

The following tables set forth the computation of basic and diluted net loss available to stockholders for the three- and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three-Months Ended June 30,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(1,022)	(564)	(183)	$(1,152)	(639)	(207)
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,217	2,340	760
Basic net loss per share	$(0.24)	(0.24)	(0.24)	$(0.27)	(0.27)	(0.27)

Diluted net loss per share:
Numerator
Allocation of undistributed losses	$(1,022)	(564)	(183)	$(1,152)	(639)	(207)
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,217	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,217	2,340	760
Diluted net loss per share	$(0.24)	(0.24)	(0.24)	$(0.27)	(0.27)	(0.27)

Common stock equivalents excluded from calculation of diluted net loss per share as the effect would have been anti-dilutive:	445	—	—	408	—	—

	Six-Months Ended June 30,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(3,294)	$(1,817)	$(590)	$(3,090)	$(1,719)	$(558)
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,209	2,340	760
Basic net loss per share	$(0.78)	$(0.78)	$(0.78)	$(0.73)	$(0.73)	$(0.73)

Diluted net loss per share:
Numerator
Allocation of undistributed losses	$(3,294)	$(1,817)	$(590)	$(3,090)	$(1,719)	$(558)
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,209	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,209	2,340	760
Diluted net loss per share	$(0.78)	$(0.78)	$(0.78)	$(0.73)	$(0.73)	$(0.73)

Common stock equivalents excluded from calculation of diluted net loss per share as the effect would have been anti-dilutive:	445	—	—	418	—	—

5. Stockholders’ Deficit

The changes in stockholders' deficit for the three- and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$(83,311)	$(99,261)	$(79,379)	$(95,914)
Net loss	(1,769)	(1,998)	(5,701)	(5,367)
Stock-based compensation	7	11	7	33
Ending balance	$(85,073)	$(101,248)	$(85,073)	$(101,248)

6. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Radio	$32,992	$31,279	$67,071	$60,530
Television	3,939	3,501	7,215	8,156
Consolidated	$36,931	$34,780	$74,286	$68,686
Engineering and programming expenses:
Radio	$5,201	$5,332	$10,682	$10,713
Television	1,855	1,162	3,405	2,344
Consolidated	$7,056	$6,494	$14,087	$13,057
Selling, general and administrative expenses:
Radio	$13,177	$11,911	$30,843	$24,037
Television	1,733	1,253	3,321	3,977
Consolidated	$14,910	$13,164	$34,164	$28,014
Corporate expenses:	$2,798	$3,245	$5,549	$6,043
Depreciation and amortization:
Radio	$398	$409	$774	$836
Television	450	504	894	1,041
Corporate	51	58	104	119
Consolidated	$899	$971	$1,772	$1,996
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	1,444	1,360	3,374	2,442
Consolidated	$1,444	$1,360	$3,374	$2,442
Executive severance expenses
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	1,844	—	1,844	—
Consolidated	$1,844	$—	$1,844	$—
Impairment charges:
Radio	$—	$—	$—	$—
Television	—	483	—	483
Corporate	—	—	—	—
Consolidated	$—	$483	$—	$483
Other operating income:
Radio	$(3)	$(12)	$(56)	$(12)
Television	—	(38)	—	(38)
Corporate	—	—	—	(1)
Consolidated	$(3)	$(50)	$(56)	$(51)
Operating income:
Radio	$14,219	$13,639	$24,828	$24,956
Television	(99)	137	(405)	349
Corporate	(6,137)	(4,663)	(10,871)	(8,603)
Consolidated	$7,983	$9,113	$13,552	$16,702

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital expenditures:
Radio	$416	$648	$1,026	$873
Television	394	57	799	74
Corporate	143	28	301	34
Consolidated	$953	$733	$2,126	$981

	June 30,	December 31,
	2019	2018
Total Assets:
Radio	$395,802	$386,303
Television	55,560	55,052
Corporate	2,737	2,957
Consolidated	$454,099	$444,312

7. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through the second quarter of 2019, management has not changed its valuation allowance position as of June 30, 2019 from December 31, 2018.

Our income tax expense differs from the statutory federal tax rate of 21% and related statutory state tax rates primarily due to the winding down of tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance, offset by the deferred tax asset continued creation of disallowed interest as a result of tax laws changes from the Tax Legislation, and other changes in the valuation allowance.

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

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2019 and December 31, 2018.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of

Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (of approximately $180.2 million as of June 30, 2019, as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted our motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court. On June 3, 2019, we filed a motion for leave to file counterclaims (the “Counterclaims”) that seek, among other things, declarations confirming that the Prohibited Foreign Purchasers’ (as defined below) purported purchase of Series B preferred stock was invalid ab initio and of no effect.  On July 12, 2019, the Prohibited Foreign Purchasers filed an opposition to our motion for leave to file the Counterclaims arguing that the Counterclaims depend on novel questions of federal law that the FCC should decide.  On July 23, 2019, we filed a reply in support of our motion for leave to file the Counterclaims, arguing that that the Prohibited Foreign Purchasers’ opposition to the Counterclaims is frivolous because, under Delaware law, the only valid basis for denial of the Counterclaims would be either that our original motion was not timely, or that one of the parties would be unfairly prejudiced by the Counterclaims. Because the Prohibited Foreign Purchasers failed to raise either argument, we argued they waived them. A ruling on our motion remains pending before the Court.  Given the uncertainties of litigation there can be no assurances that we will be successful nor can the Company conclude there are indicators of a probable loss. We believe these claims are without merit and intend to defend ourselves vigorously.

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% Senior Secured Notes due 2017 (note 10)	Level 2	$249.9	260.2	$249.9	258.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 11)	Level 3	180.2	45.5	175.3	37.8

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

At June 30, 2019, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending June 30, 2019.

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

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any potential violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified the purported holders of our Series B preferred stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States. Such suspension of rights was meant from the outset to be a temporary and reasonable measure, intended to elicit the information necessary to determine which Series B preferred stock sales were valid under the Charter. The Company pledged to restore the suspended rights to each shareholder that demonstrated it was neither an alien nor a representative of an alien or upon a showing that its ownership of Series B preferred stock (including stakes held by any non-U.S. entities) complies with Section 310(b) of the Communications Act and the Charter.

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

Previously, on April 27, 2018, the Company had announced publicly that the purported foreign ownership excess did not exist.  On this date, the Company issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund (collectively, the “Prohibited Foreign Purchasers”) notifying these investors that their claimed purchases of Series B preferred stock would be treated as void and non-existent because these investors attempted to acquire these shares in transactions that, if given effect, would have violated the SBS Charter. In the Notices, the Company invited these investors to demonstrate facts to the contrary supported by relevant documentation. As of the date of these financial statements, these investors have not provided the Company with any facts or provided any documentation that would result in a different legal conclusion.

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

On July 9, 2019, counsel to the Prohibited Foreign Purchasers sent a letter to the FCC requesting that it review the Company’s equity as mandated by seminal FCC precedent and conclude that the holders of the Series B preferred stock, including the Prohibited Foreign Purchasers, did not and do not cause the Company to exceed the 25 percent foreign ownership benchmark.  According to the letter, the Prohibited Foreign Purchasers disagree with the Company’s calculations of its foreign equity ownership.  The Company disagreed with the contents of this letter and on August 6, 2019 filed a timely response with the FCC detailing its objection to the Prohibited Foreign Purchasers position and again requesting that the FCC defer the issue to the pending Chancery Court proceeding.  As of the date of these financial statements, the FCC has not communicated with the Company regarding these letters.

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

As of June 30, 2019, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $89.6 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  For the three-months ended June 30, 2019 and 2018, we recorded $2.4 million as dividends on Series B preferred stock classified as interest expense and $4.9 million for the six-months ended June 30, 2019 and 2018.

12. Retirement of Senior Executive Vice President and Chief Financial Officer

On May 31, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with our former Senior Executive Vice President and Chief Financial Officer (“SEVP/CFO”). Pursuant to the Separation Agreement, effective May 31, 2019 (the “Separation Date”), the former SEVP/CFO resigned as an officer and employee of the Company, but will continue to serve as a director of the Company.

Under the Separation Agreement, the former SEVP/CFO received his earned base salary and expenses through the Separation Date, plus $1,750,000 in cash severance.  The cash severance amount represents two times his base salary (that he was entitled to receive under his employment agreement with the Company plus an additional $700,000, and the cash severance will be paid out over a 12 month period.  The former SEVP/CFO’s vested stock options will also remain exercisable following the Separation Date, until the expiration of the applicable option term.  The former SEVP/CFO is also entitled to continue to participate in the Company’s group health plan for six months following the Separation Date at the Company’s expense.  Thereafter, the former SEVP/CFO may elect COBRA continuation coverage (subject to eligibility and timely election). If he elects such coverage, the Company will pay him a cash lump sum amount equivalent to 18 months of monthly COBRA premiums for the coverage elected.  For the three- and six-months ended June 30, 2019, we expensed $1.8 million as executive severance expenses which includes severance pay, future benefits and other expenses.  As of June 30, 2019, within accounts payable and accrued expenses, there is approximately $1.2 million that remains accrued related to the executive severance expense.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we operate our AIRE Radio Networks with over 250 affiliate radio stations serving 84 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the six-months ended June 30, 2019 and 2018, our radio revenue was generated primarily from the sale of local, national, digital and network advertising, and our radio segment generated 90% and 88% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 65 hours of original programming per week.  For the six-months ended June 30, 2019 and 2018, our television revenue was generated primarily from the sale of local and national advertising and paid programming, and our television segment generated 10% and 12% of our consolidated net revenues, respectively.

As part of our operating business, we also maintain multiple Spanish and bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile application.  The LaMusica mobile application is a music and entertainment video and audio application, that programs an extensive series of short form videos, simultaneously live streams our radio stations’, includes hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The new video improvements to our mobile application significantly enhance the audience’s engagement level and increases the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as described in Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The complaint filed by these investors revealed a purported foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items under the headings “Business—Our Continued Recapitalization and Restructuring Efforts” and “Item 7—Liquidity and Capital Resources” in our Annual Report.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2019 and 2018, local and digital revenue comprised 65% and 67% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions.  Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the six-months ended June 30, 2019 and 2018, national and network revenue comprised 17% of our gross revenues.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the six-months ended June 30, 2019 and 2018, barter revenue comprised 5% and 3% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For each of the six-months ended June 30, 2019 and 2018, special events revenue comprised 9% of our gross revenues.

•

Other revenue. We receive other ancillary revenue such as subscriber revenue paid to us by cable and satellite providers, rental income from renting available tower space or sub-channels and syndication revenue from licensing MegaTV content. For each of the six-months ended June 30, 2019 and 2018, other revenue comprised 4% of our gross revenues.

Operating Expenses Description and Factors

Our operating expenses consist primarily of (1) engineering and programming expenses, (2) selling, general and administrative expenses and (3) corporate expenses.

•

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content on the air. These expenses include compensation and benefits for employees and on-air talent involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees, and other expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2019 and 2018

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2019	2018
Net revenue:
Radio	$32,992	$31,279
Television	3,939	3,501
Consolidated	$36,931	$34,780
Engineering and programming expenses:
Radio	$5,201	$5,332
Television	1,855	1,162
Consolidated	$7,056	$6,494
Selling, general and administrative expenses:
Radio	$13,177	$11,911
Television	1,733	1,253
Consolidated	$14,910	$13,164
Corporate expenses:	$2,798	$3,245
Depreciation and amortization:
Radio	$398	$409
Television	450	504
Corporate	51	58
Consolidated	$899	$971
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,444	1,360
Consolidated	$1,444	$1,360
Executive severance expenses
Radio	$—	$—
Television	—	—
Corporate	1,844	—
Consolidated	$1,844	$—
Impairment charges:
Radio	$—	$—
Television	—	483
Corporate	—	—
Consolidated	$—	$483
Other operating income:
Radio	$(3)	$(12)
Television	—	(38)
Corporate	—	—
Consolidated	$(3)	$(50)
Operating income:
Radio	$14,219	$13,639
Television	(99)	137
Corporate	(6,137)	(4,663)
Consolidated	$7,983	$9,113

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2019 and 2018 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2019	2018
Net revenue	$36,931	$34,780
Engineering and programming expenses	7,056	6,494
Selling, general and administrative expenses	14,910	13,164
Corporate expenses	2,798	3,245
Depreciation and amortization	899	971
Recapitalization costs	1,444	1,360
Executive severance expenses	1,844	—
Impairment charges	—	483
Other operating income	(3)	(50)
Operating income	$7,983	$9,113
Interest expense, net	(7,805)	(8,127)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,434)
Income tax (benefit) expense	(486)	550
Net loss	$(1,769)	$(1,998)

Net Revenue

The increase in our consolidated net revenues of 6% was due to a net revenue increase in both our radio and television segments.  Our radio segment net revenue increased $1.7 million or 5% due to increases in local, barter, network and digital sales, which were offset by decreases in special events revenue and national sales.  Our television segment net revenue increased by $0.4 million or 13%, due to the increases in local, national and digital sales, which were partially offset by a decrease in subscriber fees.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.6 million or 9% was due to an increase in our television segment expenses and a decrease in our radio segment expenses.  Our television segment expenses increased $0.7 million or 60%, mainly due to an increase in original produced content production costs.  The radio segment expenses decreased $0.1 million or 2% primarily due to decreases in equipment, vehicle and software license expenses.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately 13% was due to expense increases in both our radio and television segments.  Our radio segment expenses increased approximately $1.3 million or 11%, mainly due to the absence of a prior year positive impact of legal settlements in addition to increases in barter, commissions and facility expenses, which were partially offset by decreases in professional fees, special events expenses and affiliate station compensation.  Our television segment expenses increased $0.5 million or 38%, primarily due to increases in barter, commissions and facilities expenses.

Corporate Expenses

The decrease in corporate expenses of $0.4 million or 14% was mostly due to a decrease in professional fees.

Recapitalization Costs

The Company incurred $1.4 million of recapitalization costs, an increase of $0.1 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Executive Severance Expenses

The Company incurred $1.8 million of executive severance expenses in connection with the retirement and separation agreement with our former SEVP/CFO.

Impairment Charges

The decrease in impairment charges of $0.5 million was primarily due to the impairment of our Puerto Rico market television FCC broadcasting license in the prior year.

Operating Income

The decrease in operating income of $1.1 million or 12% was primarily due to increases in operating expenses, recapitalization costs and executive severance expenses, partially offset by an increase in net revenue and not recognizing an impairment charge in the current period.

Interest Expense, net

The decrease in interest expense of $0.3 million or 4% was primarily due to the decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax (Benefit) Expense

The income tax benefit of $0.5 million was primarily a result of a reduction of the deferred tax liabilities due to the continued generation of an indefinite lived deferred tax asset related to interest disallowance and the winding down of tax amortization on indefinite lived intangibles.

Net Loss

Net loss was primarily due to the decrease in operating income partially offset by the decrease in interest expense and the increase in income tax benefit.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2019 and 2018

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2019	2018
Net revenue:
Radio	$67,071	$60,530
Television	7,215	8,156
Consolidated	$74,286	$68,686
Engineering and programming expenses:
Radio	$10,682	$10,713
Television	3,405	2,344
Consolidated	$14,087	$13,057
Selling, general and administrative expenses:
Radio	$30,843	$24,037
Television	3,321	3,977
Consolidated	$34,164	$28,014
Corporate expenses:	$5,549	$6,043
Depreciation and amortization:
Radio	$774	$836
Television	894	1,041
Corporate	104	119
Consolidated	$1,772	$1,996
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	3,374	2,442
Consolidated	$3,374	$2,442
Executive severance expenses
Radio	$—	$—
Television	—	—
Corporate	1,844	—
Consolidated	$1,844	$—
Impairment charges:
Radio	$—	$—
Television	—	483
Corporate	—	—
Consolidated	$—	$483
Other operating income:
Radio	$(56)	$(12)
Television	—	(38)
Corporate	—	(1)
Consolidated	$(56)	$(51)
Operating income:
Radio	$24,828	$24,956
Television	(405)	349
Corporate	(10,871)	(8,603)
Consolidated	$13,552	$16,702

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2019 and 2018 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2019	2018
Net revenue	$74,286	$68,686
Engineering and programming expenses	14,087	13,057
Selling, general and administrative expenses	34,164	28,014
Corporate expenses	5,549	6,043
Depreciation and amortization	1,772	1,996
Recapitalization costs	3,374	2,442
Executive severance expenses	1,844	—
Impairment charges	—	483
Other operating income	(56)	(51)
Operating income	$13,552	$16,702
Interest expense, net	(15,612)	(16,265)
Dividends on Series B preferred stock classified as interest expense	(4,867)	(4,867)
Income tax (benefit) expense	(1,226)	937
Net loss	$(5,701)	$(5,367)

Net Revenue

The increase in our consolidated net revenues of $5.6 million or 8% was due to a net revenue increase in our radio segment partially offset by a decrease in our television segment.  Our radio segment net revenue increased $6.5 million or 11% due to increases in special events revenue and barter, network, local, national and digital sales. Our television segment net revenue decreased by $0.9 million or 12%, due to decreases in special events revenue and subscriber fees, which were offset by increases in local, national, barter and digital sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $1.0 million or 8% was due to an increase in our television segment expenses.  The television segment expenses increased $1.1 million or 45% primarily due to an increase in originally produced programming content costs. Our radio segment expenses remained flat with a decrease of less than $0.1 million, mainly due to decreases in equipment and office expenses partially offset by increases in compensation.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $6.1 million or 22% was due to an expense increase in our radio segment and a decrease in our television segment.  Our radio segment expenses increased approximately $6.8 million or 28%, mainly due to the absence of a prior year positive impact of legal settlements in addition to increases in special events, barter, commissions, advertising, allowance for doubtful accounts and facilities expenses which were partially offset by decreases in professional fees and promotions expenses.  Our television segment expenses decreased $0.7 million or 16%, primarily due to decreases in special events expenses offset by increases in barter, commissions and facility expenses.

Corporate Expenses

The decrease in corporate expenses of $0.5 million or 8% was mostly due a decrease in professional fees offset by an increase in compensation and travel related expenses.

Recapitalization Costs

The Company incurred $3.4 million of recapitalization costs, an increase of $0.9 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Executive Severance Expenses

The Company incurred $1.8 million of executive severance expenses in connection with the retirement and separation agreement with our former SEVP/CFO.

Impairment Charges

The decrease in impairment charges of $0.5 million was primarily due to the impairment of our Puerto Rico market television FCC broadcasting license in the prior year.

Operating Income

The decrease in operating income of $3.1 million or 19% was primarily due to increases in operating expenses, recapitalization costs and executive severance expenses, partially offset by an increase in net revenue and not recognizing an impairment charge in the current period.

Interest Expense, net

The decrease in interest expense of $0.7 million or 4% was primarily due to the decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax (Benefit) Expense

The income tax benefit of $1.2 million was primarily a result of a reduction of the deferred tax liabilities due to the continued generation of an indefinite lived deferred tax asset related to interest disallowance and the winding down of tax amortization on indefinite lived intangibles.

Net Loss

Net loss was primarily due to the decrease in operating income partially offset by the decrease in interest expense and the increase in income tax benefit.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of June 30, 2019 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

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

•

Certain holders of our Series B preferred stock, of which there is approximately $180.2 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $89.6 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Note 8. Commitments and Contingencies in the Notes to the financial statements contained in this Quarterly report on Form 10-Q and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents. The Company used $1.1 million of net cash from operating activities during the six-months ended June 30, 2019 which reduced our current cash and cash equivalents during the period. Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2019, to meet our ordinary course operating obligations over the next twelve month period.

•

We had a working capital deficit of $395.6 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Excluding the Series B preferred stock of $180.2 million, our adjusted working capital deficit totals $215.4 million.

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Furthermore, as of June 30, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available.

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

12.5% Senior Secured Notes due 2017

As of June 30, 2019, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of June 30, 2019, we had outstanding approximately $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of approximately $89.6 million.

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

Class A Common Stock

As of June 30, 2019, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of June 30, 2019, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2019 and 2018, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Six-Months Ended
	June 30,		Change
	2019	2018	$
Capital expenditures:
Radio	$1,026	$873	153
Television	799	74	725
Corporate	301	34	267
Consolidated	$2,126	$981	1,145
Net cash flows (used in) provided by operating activities	$(1,090)	$5,401	(6,491)
Net cash flows used in investing activities	(2,176)	(831)	(1,345)
Net cash flows from financing activities	—	—	—
Net (decrease) increase in cash and cash equivalents	$(3,266)	$4,570

Capital Expenditures

The increase in our capital expenditures was primarily due to the San Francisco studio relocation and build-out; purchases of office and transmitter equipment in Puerto Rico; Miami Broadcast Center building and system infrastructure improvements; purchases of Television studio equipment; and purchases of Corporate office and telecommunications equipment.

Net Cash Flows (Used in) Provided by Operating Activities

Changes in our net cash flows (used in) provided by operating activities were primarily a result of decreases in working capital and operating income.

Net Cash Flows Used in Investing Activities

Changes in our net cash used in investing activities were primarily a result of relocating and building out our San Francisco studios and offices and infrastructure and building improvements at the Miami Broadcast Center facility and corporate offices.

Net Cash Flows from Financing Activities

None.

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2019.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.47	Separation agreement dated as of May 31, 2019, by and between the Company and Jose Antonio Garcia.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSÉ I. MOLINA
José I. Molina
Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the registrant)

Date: August 9, 2019