Form 10-Q
period 2019-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2019-11-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$18,924	$22,468
Receivables:
Trade	32,331	32,769
Barter	205	431
	32,536	33,200
Less allowance for doubtful accounts	949	1,649
Net receivables	31,587	31,551
Prepaid expenses and other current assets	4,444	7,480
Total current assets	54,955	61,499
Property and equipment, net of accumulated depreciation of $62,268 in 2019 and $60,446 in 2018	23,209	22,414
FCC broadcasting licenses	321,714	321,714
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,308 in 2018	—	1,239
Operating lease right-of-use assets	16,859	—
Other assets	5,633	4,640
Total assets	$455,176	$444,312
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,260	$20,370
Accrued interest	1,513	1,513
Unearned revenue	774	798
Other liabilities	—	9
Operating lease liabilities	1,163	—
12.5% senior secured notes (note 10)	249,864	249,864
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2019 and December 31, 2018 and $92,067 and $84,766 of dividends payable as of September 30, 2019 and December 31, 2018, respectively (note 11)	182,616	175,315
Total current liabilities	454,190	447,869
Other liabilities, less current portion	2,701	3,598
Operating lease liabilities - net of current portion	15,958	—
Deferred tax liabilities	67,743	72,224
Total liabilities	540,592	523,691
Commitments and contingencies (note 8)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	526,200	526,191
Accumulated deficit	(611,620)	(605,574)
Total stockholders’ deficit	(85,416)	(79,379)
Total liabilities and stockholders’ deficit	$455,176	$444,312

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$36,261	$34,038	$110,547	$102,724
Operating expenses:
Engineering and programming	7,270	6,368	21,357	19,425
Selling, general and administrative	15,344	14,444	49,508	42,458
Corporate expenses	2,961	2,132	8,510	8,175
Depreciation and amortization	899	910	2,671	2,906
Total operating expenses	26,474	23,854	82,046	72,964
Loss (gain) loss on disposal of assets, net of disposal costs	131	(12,671)	92	(12,721)
Recapitalization costs	1,915	2,286	5,289	4,727
Executive severance expenses	—	—	1,844	—
Impairment charges	—	—	—	483
Other operating loss (income)	1	—	(16)	—
Operating income	7,740	20,569	21,292	37,271
Other expense:
Interest expense, net	(7,807)	(7,748)	(23,419)	(24,013)
Dividends on Series B preferred stock classified as interest expense (note 11)	(2,434)	(2,434)	(7,301)	(7,301)
(Loss) income before income tax	(2,501)	10,387	(9,428)	5,957
Income tax (benefit) expense	(2,156)	1,722	(3,382)	2,659
Net (loss) income	$(345)	$8,665	$(6,046)	$3,298
Class A and B net income (loss) per common share (note 4)
Basic	$(0.05)	$1.18	$(0.82)	$0.45
Diluted	$(0.05)	$1.18	$(0.82)	$0.45

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(6,046)	$3,298
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense (note 11)	7,301	7,301
Loss (gain) on the disposal of assets, net of disposal costs	161	(12,541)
Gain on insurance proceeds received for damage to equipment	(69)	(180)
Impairment charges	—	483
Stock-based compensation	9	39
Depreciation and amortization	2,671	2,906
Net barter income	(716)	(86)
Provision for trade doubtful accounts	569	268
Deferred income taxes	(4,481)	961
Unearned revenue	471	192
Changes in operating assets and liabilities:
Trade receivables	(844)	2,906
Prepaid expenses and other current assets	3,121	(1,809)
Other assets	(993)	(304)
Accounts payable and accrued expenses	(1,464)	473
Accrued interest	—	(304)
Other liabilities	148	164
Net cash (used in) provided by operating activities	(162)	3,767
Cash flows from investing activities:
Purchases of property and equipment	(3,251)	(1,746)
Net payments towards FCC repack assets	(201)	—
Proceeds from the sale of property and equipment	1	12,950
Insurance proceeds received for damage to equipment	69	297
Net cash (used in) provided by investing activities	(3,382)	11,501
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	—	(10,410)
Net cash used in financing activities	—	(10,410)
Net (decrease) increase in cash and cash equivalents	(3,544)	4,858
Cash and cash equivalents at beginning of period	22,468	16,141
Cash and cash equivalents at end of period	$18,924	$20,999
Supplemental cash flows information:
Interest paid	$23,434	$24,336
Income tax paid	$2,113	$1,197

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three- and nine-month periods ended September 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed by the Company on April 1, 2019 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2019 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 8 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation.

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

The Company has incurred $1.9 million and $5.3 million, respectively, for the three- and nine-months ended September 30, 2019 of recapitalization costs, primarily due to professional fees and costs directly related to our recapitalization efforts.  Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

The Company used $0.2 million of net cash from operating activities during the nine-month period ended September 30, 2019, management has evaluated its cash requirements for the next twelve-month period after the date of the filing of this quarterly report on Form 10-Q and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations regarding ordinary course operating activities.

Although the Company expects to maintain cash on hand sufficient to meet its operating obligations, its inability to obtain financing in adequate amounts and on acceptable terms necessary to repay our Notes and redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B preferred stock litigation, or finance future acquisitions, negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

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

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect the update will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The guidance eliminates the requirement to disclose the valuation process for Level 3 fair value measurements. The methodology used to arrive at the fair value of the Series B preferred stock results in a Level 3 classification.  The Company has not currently adopted this ASU, however, the new guidance will not have an impact on our financial position or results of operations.  Upon adoption, the Company will revise its disclosures in accordance with the requirements of this ASU.

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date for ASC 606 on revenue recognition. The update is effective through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect the update will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments which introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements and will be applied using the modified-retrospective approach. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company has not currently adopted this ASU. Based on our preliminary assessment, the Company does not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

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

1)  Identify the contract with a customer,

2)  Identify the performance obligations in the contract,

3)  Determine the transaction price,

4)  Allocate the transaction price to performance obligations in the contract, and

5)  Recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three- and nine-months ended September 30, 2019 and 2018 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Local, national, digital and network	$37,932	$35,870	$107,407	$101,825
Special events	444	53	8,158	6,766
Barter	1,965	1,770	5,945	4,042
Other	1,329	1,594	4,484	5,068
Gross revenue	41,670	39,287	125,994	117,701
Less: Agency commissions and other	5,409	5,249	15,447	14,977
Net revenue	$36,261	$34,038	$110,547	$102,724

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

For the three-months ended September 30, 2019 and 2018, barter revenue of $2.0 million and $1.8 million, respectively, was offset by barter expense of $1.8 million and $1.9 million, respectively.

For the nine-months ended September 30, 2019 and 2018, barter revenue of $5.9 million and $4.0 million, respectively, was offset by barter expense of $5.7 million and $3.9 million, respectively.

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

Contract Balances

During the three-months ended September 30, 2019 there were no local, national, digital and network revenue recognized that were included in the unearned revenue balances at the beginning of the period and $0.3 million of local, national, digital and network revenue was recognized during the nine-months ended September 30, 2019, that was included in the unearned revenue balances at the beginning of the period.  During the three-months ended September 30, 2019, there were no special events revenue recognized that were included in the unearned balances at the beginning of period and $0.1 million of special events revenue recognized during the nine-months ended September 30, 2019 that were included in the unearned balances at the beginning of period.  During the three-months ended September 30, 2019 barter revenue recognized that were included in the unearned revenue balances at the beginning of the period were not significant and $0.4 million of barter revenue was recognized during the nine-months ended September 30, 2019, that was included in the unearned revenue balances at the beginning of the period.  Other revenue recognized during the three- and nine-months ended September 30, 2019 that were included in unearned revenue balances at the beginning of the period were not significant. At September 30, 2019 there was $1.4 million of variable consideration in the form of agency based volume discounts accrued as contract liabilities within accrued expenses as compared to $1.0 million and $2.1 million for the quarter-ended June 30, 2019 and the year-ended December 30, 2018, respectively. Variable consideration in the form of agency based volume discounts of $0.4 million and $1.3 million were recognized and recorded as contract liabilities within accrued expenses during the three- and nine-months ended September 30, 2019, respectively.

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

The following table summarizes the components of lease cost for the three- and nine-months ended September 30, 2019 (in thousands):

	Three-Months Ended	Nine-Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,006	$3,167
Sublease income	(387)	(1,460)
Total lease cost	$619	$1,707

Lease costs for the three- and nine-months ended September 30, 2018 include minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases during the three- and nine-months ended September 30, 2018 amounted to $1.1 million and $2.8 million, respectively.

At September 30, 2019, amounts reported in the Consolidated Balance Sheet are as follows (in thousands):

Nine-Months Ended
Operating Leases:	September 30, 2019
Operating lease right-of-use assets	$16,859

Operating lease liabilities	1,163
Operating lease liabilities - net of current portion	15,958
Total operating lease liabilities	$17,121

Other information
Operating cash flows from operating leases	$1,280
Right-of-use assets obtained in exchange for new lease liabilities	$4,488
Weighted-average remaining lease term	11.4 years
Weighted average discount rate	12.7%

Future minimum lease payments under operating leases as of September 30, 2019 are as follows (in thousands):

Year ending December 31:
2019 (excluding the nine-months ended September 30, 2019)	$885
2020	3,067
2021	2,839
2022	2,820
2023	2,726
Thereafter	22,791
Total undiscounted lease payments	$35,128
Less: imputed interest	18,007
Total lease liabilities	$17,121

At December 31, 2018, future minimum lease payments under such leases are as follows (in thousands):

Year ending December 31:
2019	$3,766
2020	2,545
2021	2,280
2022	2,249
2023	2,113
Thereafter	15,554
Total minimum lease payments	$28,507

As of September 30, 2019, the Company has entered into an additional operating lease that has not yet commenced of approximately $5.8 million. The lease is expected to commence in 2019 and has a lease term of 15.5 years.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2024.  Future minimum rental income to be received under these agreement as of September 30, 2019 is as follows:

Year ending December 31:
2019 (excluding the nine-months ended September 30, 2019)	$349
2020	939
2021	479
2022	354
2023	140
Thereafter	17
Total undiscounted lease payments	$2,278

4. Basic and Diluted Net (Loss) Income Per Common Share

In calculating net (loss) income per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company’s undistributed net loss.  The Company’s Class A common stock, Class B common stock and Series C convertible preferred stock share equally on an as-converted basis with respect to net (loss) income.

Basic net (loss) income per share is computed by dividing net (loss) income applicable to stockholders by the weighted average number of shares for each period on an as-converted basis. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

The following tables set forth the computation of basic and diluted net (loss) income available to stockholders for the three- and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three-Months Ended September 30,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net (loss) income per share:
Numerator
Allocation of undistributed (losses) earnings	$(199)	(110)	(36)	$5,002	2,765	898
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,234	2,340	760
Basic net (loss) income per share	$(0.05)	(0.05)	(0.05)	$1.18	1.18	1.18

Diluted net (loss) income per share:
Numerator
Allocation of undistributed (losses) earnings	$(199)	(110)	(36)	$5,002	2,765	898
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,234	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	9	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,243	2,340	760
Diluted net (loss) income per share	$(0.05)	(0.05)	(0.05)	$1.18	1.18	1.18

Common stock equivalents excluded from calculation of diluted net (loss) income per share as the effect would have been anti-dilutive:	445	—	—	380	—	—

	Nine-Months Ended September 30,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net (loss) income per share:
Numerator
Allocation of undistributed (losses) earnings	$(3,493)	$(1,927)	$(626)	$1,901	$1,055	$342
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,217	2,340	760
Basic net (loss) income per share	$(0.82)	$(0.82)	$(0.82)	$0.45	$0.45	$0.45

Diluted net (loss) income per share:
Numerator
Allocation of undistributed (losses) earnings	$(3,493)	$(1,927)	$(626)	$1,901	$1,055	$342
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,217	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,217	2,340	760
Diluted net (loss) income per share	$(0.82)	$(0.82)	$(0.82)	$0.45	$0.45	$0.45

Common stock equivalents excluded from calculation of diluted net (loss) income per share as the effect would have been anti-dilutive:	445	—	—	380	—	—

5. Stockholders’ Deficit

The changes in stockholders' deficit for the three- and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$(85,073)	$(101,248)	$(79,379)	$(95,914)
Net income (loss)	(345)	8,665	(6,046)	3,298
Stock-based compensation	2	6	9	39
Ending balance	$(85,416)	$(92,577)	$(85,416)	$(92,577)

6. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue:
Radio	$32,493	$30,255	$99,564	$90,785
Television	3,768	3,783	10,983	11,939
Consolidated	$36,261	$34,038	$110,547	$102,724
Engineering and programming expenses:
Radio	$5,688	$5,303	$16,370	$16,016
Television	1,582	1,065	4,987	3,409
Consolidated	$7,270	$6,368	$21,357	$19,425
Selling, general and administrative expenses:
Radio	$13,778	$13,191	$44,621	$37,228
Television	1,566	1,253	4,887	5,230
Consolidated	$15,344	$14,444	$49,508	$42,458
Corporate expenses:	$2,961	$2,132	$8,510	$8,175
Depreciation and amortization:
Radio	$400	$420	$1,174	$1,256
Television	447	432	1,341	1,473
Corporate	52	58	156	177
Consolidated	$899	$910	$2,671	$2,906
Loss (gain) on disposal of assets, net of disposal costs:
Radio	$(7)	$(159)	$(46)	$(171)
Television	138	29	138	(9)
Corporate	—	(12,541)	—	(12,541)
Consolidated	$131	$(12,671)	$92	$(12,721)
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	1,915	2,286	5,289	4,727
Consolidated	$1,915	$2,286	$5,289	$4,727
Executive severance expenses
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	—	—	1,844	—
Consolidated	$—	$—	$1,844	$—
Impairment charges:
Radio	$—	$—	$—	$—
Television	—	—	—	483
Corporate	—	—	—	—
Consolidated	$—	$—	$—	$483
Other operating loss (income):
Radio	$1	$—	$(16)	$—
Television	—	—	—	—
Corporate	—	—	—	—
Consolidated	$1	$—	$(16)	$—
Operating income:
Radio	$12,633	$11,500	$37,461	$36,456
Television	35	1,004	(370)	1,353
Corporate	(4,928)	8,065	(15,799)	(538)
Consolidated	$7,740	$20,569	$21,292	$37,271

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Capital expenditures:
Radio	$802	$588	$1,828	$1,461
Television	187	76	986	150
Corporate	136	101	437	135
Consolidated	$1,125	$765	$3,251	$1,746

	September 30,	December 31,
	2019	2018
Total Assets:
Radio	$396,261	$386,303
Television	56,573	55,052
Corporate	2,342	2,957
Consolidated	$455,176	$444,312

7. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the third quarter 2019, the Company recorded an out of period adjustment releasing the valuation allowance related to our Florida NOL deferred tax asset. The $0.5 million adjustment reduces our deferred tax liability through the release of the valuation allowance and increases our income tax benefit. We determined, through the review of quantitative and qualitative factors, that the adjustment was not material to the current or any prior periods. Due to the continued pre-tax operating losses reported through the third quarter of 2019, management has not changed its valuation allowance position as of September 30, 2019 from December 31, 2018.

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

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2019 and December 31, 2018.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (of approximately $182.6 million as of September 30, 2019, as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted our motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court. On June 3, 2019, we filed a motion for leave to file counterclaims (the “Counterclaims”) that seek, among other things, declarations confirming that the Prohibited Foreign Purchasers’ (as defined below) purported purchase of Series B preferred stock was invalid ab initio and of no effect.  On July 12, 2019, the Prohibited Foreign Purchasers filed an opposition to our motion for leave to file the Counterclaims arguing that the Counterclaims depend on novel questions of federal law that the FCC should decide.  On July 23, 2019, we filed a reply in support of our motion for leave to file the Counterclaims, arguing that that the Prohibited Foreign Purchasers’ opposition to the Counterclaims is frivolous because, under Delaware law, the only valid basis for denial of the Counterclaims would be either that our original motion was not timely, or that one of the parties would be unfairly prejudiced by the Counterclaims. Because the Prohibited Foreign Purchasers failed to raise either argument, we argued they waived them. On September 24, 2019 the Chancery Court granted our motion for leave to file the counterclaims.  The Counterclaims were filed on October 1, 2019 and now deemed served, we await a response to our lawsuit from the counterdefendants.  Given the uncertainties of litigation there can be no assurances that we will be successful nor can the Company conclude there are indicators of a probable loss. We believe these claims are without merit and intend to defend ourselves vigorously.

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% Senior Secured Notes due 2017 (note 10)	Level 2	$249.9	262.6	$249.9	258.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 11)	Level 3	182.6	51.9	175.3	37.8

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

At September 30, 2019, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.

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

On July 9, 2019, counsel to the Prohibited Foreign Purchasers sent a letter to the FCC requesting that it review the Company’s equity as mandated by seminal FCC precedent and conclude that the holders of the Series B preferred stock, including the Prohibited Foreign Purchasers, did not and do not cause the Company to exceed the 25 percent foreign ownership benchmark.  According to the letter, the Prohibited Foreign Purchasers disagree with the Company’s calculations of its foreign equity ownership.  The Company disagreed with the contents of this letter and on August 6, 2019 filed a timely response with the FCC detailing its objection to the Prohibited Foreign Purchasers position and again requesting that the FCC defer the issue to the pending Chancery Court proceeding.  On August 26, 2019, counsel to the Prohibited Foreign Purchasers responded to our August 6 letter, largely reiterating their claims in the July 9 letter.  The Company does not plan to respond to the August 26 letter and one is not required.  As of the date of these financial statements, the FCC has not communicated with the Company regarding these letters.

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

As of September 30, 2019, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $92.1 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  For the three-months ended September 30, 2019 and 2018, we recorded $2.4 million as dividends on Series B preferred stock classified as interest expense and $7.3 million for the nine-months ended September 30, 2019 and 2018.

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

Under the Separation Agreement, the former SEVP/CFO received his earned base salary and expenses through the Separation Date, plus $1,750,000 in cash severance.  The cash severance amount represents two times his base salary (that he was entitled to receive under his employment agreement with the Company plus an additional $700,000, and the cash severance will be paid out over a 12 month period.  The former SEVP/CFO’s vested stock options will also remain exercisable following the Separation Date, until the expiration of the applicable option term.  The former SEVP/CFO is also entitled to continue to participate in the Company’s group health plan for six months following the Separation Date at the Company’s expense.  Thereafter, the former SEVP/CFO may elect COBRA continuation coverage (subject to eligibility and timely election). If he elects such coverage, the Company will pay him a cash lump sum amount equivalent to 18 months of monthly COBRA premiums for the coverage elected.  For the nine-months ended September 30, 2019, we expensed $1.8 million as executive severance expenses which includes severance pay, future benefits and other expenses.  As of September 30, 2019, within accounts payable and accrued expenses, there is approximately $1.2 million that remains accrued related to the executive severance expense.

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

We own and operate radio stations located in six of the most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we operate our AIRE Radio Networks with over 275 affiliate radio stations serving 87 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the nine-months ended September 30, 2019 and 2018, our radio revenue was generated primarily from the sale of local, national, digital and network advertising, and our radio segment generated 90% and 88% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 65 hours of original programming per week.  For the nine-months ended September 30, 2019 and 2018, our television revenue was generated primarily from the sale of local and national advertising and paid programming, and our television segment generated 10% and 12% of our consolidated net revenues, respectively.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2019 and 2018, local and digital revenue comprised 68% and 69% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions.  Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the nine-months ended September 30, 2019 and 2018, national and network revenue comprised 17% and 18% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the nine-months ended September 30, 2019 and 2018, barter revenue comprised 5% and 3% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For each of the nine-months ended September 30, 2019 and 2018, special events revenue comprised 6% of our gross revenues.

•

Other revenue. We receive other ancillary revenue such as subscriber revenue paid to us by cable and satellite providers, rental income from renting available tower space or sub-channels and syndication revenue from licensing MegaTV content. For each of the nine-months ended September 30, 2019 and 2018, other revenue comprised 4% of our gross revenues.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2019 and 2018

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2019	2018
Net revenue:
Radio	$32,493	$30,255
Television	3,768	3,783
Consolidated	$36,261	$34,038
Engineering and programming expenses:
Radio	$5,688	$5,303
Television	1,582	1,065
Consolidated	$7,270	$6,368
Selling, general and administrative expenses:
Radio	$13,778	$13,191
Television	1,566	1,253
Consolidated	$15,344	$14,444
Corporate expenses:	$2,961	$2,132
Depreciation and amortization:
Radio	$400	$420
Television	447	432
Corporate	52	58
Consolidated	$899	$910
Loss (gain) on disposal of assets, net of disposal costs:
Radio	$(7)	$(159)
Television	138	29
Corporate	—	(12,541)
Consolidated	$131	$(12,671)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,915	2,286
Consolidated	$1,915	$2,286
Other operating loss:
Radio	$1	$—
Television	—	—
Corporate	—	—
Consolidated	$1	$—
Operating income:
Radio	$12,633	$11,500
Television	35	1,004
Corporate	(4,928)	8,065
Consolidated	$7,740	$20,569

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2019 and 2018 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2019	2018
Net revenue	$36,261	$34,038
Engineering and programming expenses	7,270	6,368
Selling, general and administrative expenses	15,344	14,444
Corporate expenses	2,961	2,132
Depreciation and amortization	899	910
Loss (gain) on disposal of assets, net of disposal costs	131	(12,671)
Recapitalization costs	1,915	2,286
Other operating loss	1	—
Operating income	$7,740	$20,569
Interest expense, net	(7,807)	(7,748)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)
Income tax (benefit) expense	(2,156)	1,722
Net (loss) income	$(345)	$8,665

Net Revenue

The increase in our consolidated net revenues of 7% was due to a net revenue increase in our radio segment while the television segment remained flat.  Our radio segment net revenue increased $2.2 million or 7% due to increases in local, digital sales, special events revenue, network and barter sales which were partially offset by decreases in national sales.  Our television segment net revenue remained flat, due to the increases in local sales, which were offset by decreases in national sales and hurricane related insurance proceeds for business interruption in Puerto Rico.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.9 million or 14% was due to an increase in both our television and radio segments expenses.  Our television segment expenses increased $0.5 million or 49%, mainly due to an increase in original produced content production costs.  The radio segment expenses increased $0.4 million or 7% primarily due to increases in compensation, including bonuses, and transmitter related expenses.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $0.9 million or approximately 6% was due to expense increases in both our radio and television segments.  Our radio segment expenses increased approximately $0.6 million or 4%, mainly due to increases in special events expenses, which were partially offset by decreases in barter and advertising expenses.  Our television segment expenses increased $0.3 million or 25%, primarily due to increases in barter expenses.

Corporate Expenses

The increase in corporate expenses of $0.8 million or 39% was mostly due to an increase in bonus compensation.

Loss (Gain) on Sale of Assets, net of disposal costs

The decrease in gain on sale of assets of $12.8 million was primarily related to the prior year sale of our New York facility in July 2018.

Recapitalization Costs

The Company incurred $1.9 million of recapitalization costs, a decrease of $0.4 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Operating Income

The decrease in operating income of $12.8 million or 62% was primarily due to the prior year recognition of gain on sale of assets.

Interest Expense, net

The increase in interest expense of $0.1 million or 1% was primarily due to recognizing a reduction of interest associated with the settlement of a state tax assessment in the prior year.

Income Tax (Benefit) Expense

The income tax benefit of $2.2 million was primarily a result of a reduction of the deferred tax liabilities due to the continued generation of an indefinite lived deferred tax asset related to interest disallowance and the winding down of tax amortization on indefinite lived intangibles and the adjustment relating to the release of the valuation allowance on the Florida NOL deferred tax asset.

Net (Loss) Income

The net loss was primarily due to the decrease in operating income partially offset by the increase in income tax benefit.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2019 and 2018

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2019	2018
Net revenue:
Radio	$99,564	$90,785
Television	10,983	11,939
Consolidated	$110,547	$102,724
Engineering and programming expenses:
Radio	$16,370	$16,016
Television	4,987	3,409
Consolidated	$21,357	$19,425
Selling, general and administrative expenses:
Radio	$44,621	$37,228
Television	4,887	5,230
Consolidated	$49,508	$42,458
Corporate expenses:	$8,510	$8,175
Depreciation and amortization:
Radio	$1,174	$1,256
Television	1,341	1,473
Corporate	156	177
Consolidated	$2,671	$2,906
Loss (gain) on the disposal of assets, net of disposal costs:
Radio	$(46)	$(171)
Television	138	(9)
Corporate	—	(12,541)
Consolidated	$92	$(12,721)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	5,289	4,727
Consolidated	$5,289	$4,727
Executive severance expenses
Radio	$—	$—
Television	—	—
Corporate	1,844	—
Consolidated	$1,844	$—
Impairment charges:
Radio	$—	$—
Television	—	483
Corporate	—	—
Consolidated	$—	$483
Other operating income:
Radio	$(16)	$—
Television	—	—
Corporate	—	—
Consolidated	$(16)	$—
Operating income:
Radio	$37,461	$36,456
Television	(370)	1,353
Corporate	(15,799)	(538)
Consolidated	$21,292	$37,271

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2019 and 2018 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2019	2018
Net revenue	$110,547	$102,724
Engineering and programming expenses	21,357	19,425
Selling, general and administrative expenses	49,508	42,458
Corporate expenses	8,510	8,175
Depreciation and amortization	2,671	2,906
Loss (gain) on disposal of assets, net of disposal costs	92	(12,721)
Recapitalization costs	5,289	4,727
Executive severance expenses	1,844	—
Impairment charges	—	483
Other operating income	(16)	—
Operating income	$21,292	$37,271
Interest expense, net	(23,419)	(24,013)
Dividends on Series B preferred stock classified as interest expense	(7,301)	(7,301)
Income tax (benefit) expense	(3,382)	2,659
Net (loss) income	$(6,046)	$3,298

Net Revenue

The increase in our consolidated net revenues of $7.8 million or 8% was due to a net revenue increase in our radio segment partially offset by a decrease in our television segment.  Our radio segment net revenue increased $8.8 million or 10% due to increases in special events revenue and local, barter, network, and digital sales. Our television segment net revenue decreased by $1.0 million or 8%, due to decreases in special events revenue, subscriber fees and hurricane related insurance proceeds from business interruption in Puerto Rico which were offset by increases in local and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $1.9 million or 10% was due to an increase in both our television and radio segments expenses.  The television segment expenses increased $1.6 million or 46% primarily due to an increase in originally produced programming content costs, partially offset by an increase in programming tax credits. Our radio segment expenses increased $0.3 million or 2%, mainly due to increases in compensation and bonuses partially offset by a decrease in office and equipment expense and an increase in programming tax credits.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $7.1 million or 17% was due to an expense increase in our radio segment and a decrease in our television segment.  Our radio segment expenses increased approximately $7.4 million or 20%, mainly due to the absence of a prior year positive impact of legal settlements in addition to increases in special events, barter, compensation, commissions, advertising, allowance for doubtful accounts and facilities expenses which were partially offset by decreases in professional fees and promotions expenses.  Our television segment expenses decreased $0.3 million or 7%, primarily due to decreases in special events expenses offset by increases in barter, commissions and facility expenses.

Corporate Expenses

The increase in corporate expenses of $0.3 million or 4% was mostly due an increase in compensation, insurance and travel related expenses partially offset by a decrease in professional fees.

Loss (Gain) on Sale of Assets, net of disposal costs

The decrease in gain on sale of assets of $12.8 million was primarily related to the prior year sale of our New York facility in July 2018.

Recapitalization Costs

The Company incurred $5.3 million of recapitalization costs, an increase of $0.6 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Executive Severance Expenses

The Company incurred $1.8 million of executive severance expenses, during the second quarter of 2019, in connection with the retirement and separation agreement with our former SEVP/CFO.

Impairment Charges

The decrease in impairment charges of $0.5 million was primarily due to the impairment of our Puerto Rico market television FCC broadcasting license in the prior year.

Operating Income

The decrease in operating income of $16.0 million or 43% was primarily due to the prior year recognition of gain on sale of assets and the current year increases in operating expenses, executive severance expenses and recapitalization costs partially offset by an increase in net revenue and not recognizing an impairment charge in the current period.

Interest Expense, net

The decrease in interest expense of $0.6 million or 2% was primarily due to the decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax (Benefit) Expense

The income tax benefit of $3.4 million was primarily a result of a reduction of the deferred tax liabilities due to the continued generation of an indefinite lived deferred tax asset related to interest disallowance and the winding down of tax amortization on indefinite lived intangibles and the adjustment relating to the release of the valuation allowance on the Florida NOL deferred tax asset.

Net (Loss) Income

Net loss was primarily due to the decrease in operating income partially offset by the increase in income tax benefit.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of September 30, 2019 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

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

•

Certain holders of our Series B preferred stock, of which there is approximately $182.6 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $92.1 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Note 8. Commitments and Contingencies in the Notes to the financial statements contained in this Quarterly report on Form 10-Q and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents. The Company reinvested $3.2 million of net cash into the operations through increased capital expenditures during the nine-months ended September 30, 2019 which reduced our current cash and cash equivalents during the period. Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2019, to meet our ordinary course operating obligations over the next twelve month period.

•

We had a working capital deficit of $399.2 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Excluding the Series B preferred stock of $182.6 million, our adjusted working capital deficit totals $216.6 million.

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Furthermore, as of September 30, 2019 and December 31, 2018, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available.

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

12.5% Senior Secured Notes due 2017

As of September 30, 2019, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of September 30, 2019, we had outstanding approximately $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of approximately $92.1 million.

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

Class A Common Stock

As of September 30, 2019, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of September 30, 2019, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2019 and 2018, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Nine-Months Ended
	September 30,		Change
	2019	2018	$
Capital expenditures:
Radio	$1,828	$1,461	367
Television	986	150	836
Corporate	437	135	302
Consolidated	$3,251	$1,746	1,505
Net cash flows (used in) provided by operating activities	$(162)	$3,767	(3,929)
Net cash flows (used in) provided by investing activities	(3,382)	11,501	(14,883)
Net cash flows used in financing activities	—	(10,410)	10,410
Net (decrease) increase in cash and cash equivalents	$(3,544)	$4,858

Capital Expenditures

The increase in our capital expenditures was primarily due to the San Francisco studio relocation and build-out; purchases of office and transmitter equipment in Puerto Rico; transmitter equipment in Miami and New York, Miami Broadcast Center building and system infrastructure improvements; purchases of Television studio equipment; and purchases of Corporate office and telecommunications equipment.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows (used in) provided by operating activities were primarily a result of decreases in working capital and operating income.

Net Cash Flows (Used In) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of re-investing in our operations through increased capital expenditures in the current year and having sold our New York real estate assets in July 2018.

Net Cash Flows Used In Financing Activities

Changes in our net cash used in financing activities were primarily a result of providing a partial pay down of the principal related to the Notes in July 2018 from the proceeds received from the sale of our New York real estate assets.

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2019.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2019