Form 10-K
period 2019-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2020-03-30
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,241,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 28, 2019, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $0.7 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $60. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the OTCQB Venture Market on June 28, 2019 (the exchange on which our Class A common stock then traded) of $0.17 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 23, 2020, 4,241,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2020 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization and restructuring efforts, the impact of widespread health developments, such as the novel coronavirus, and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

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

We are a leading Spanish-language media and entertainment company with radio and/or television stations in some of the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 33% of the U.S. Hispanic population, and, during 2019, our television operations served markets representing over 3.1 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, news, music and live entertainment through our radio stations and, during 2019, our television group, MegaTV, which produces over 65 hours of original programming per week. MegaTV broadcasted via our owned and operated stations in South Florida, Houston, and Puerto Rico and through programming and/or distribution agreements with other stations, as well as various cable and satellite providers. On March 23, 2020, we sold our FCC license and certain assets related to the transmission of our KTBU-DT signal in Houston, Texas.

We operate WSKQ in New York City which is the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour. WSKQ delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2019 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 275 affiliate radio stations serving 87 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market and reaches over 15 million listeners in an average week.

As part of our operating business, we also maintain multiple Spanish and bilingual websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  The LaMusica mobile app is a music and entertainment video and audio app that programs an extensive series of short form videos, simultaneous live streams of our radio stations. It includes hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The video capabilities of our mobile app significantly enhance the audience’s engagement level and increase the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

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

Develop Market Leading Station Clusters in High Growth Hispanic Markets. We believe Hispanic media will continue to gain revenue share as a result of the growing U.S. Hispanic population and its growing buying power. Given our knowledge of, and experience with, the U.S. Hispanic marketplace and our established position in the top U.S. Hispanic markets, including Puerto Rico, we will continue to focus on reaching and maximizing revenue in high growth Hispanic markets. We believe that operating multiple stations in the same markets enables us to achieve operating efficiencies and cost savings. We pursue a strategy of creating broadcast station clusters that reach a critical mass of our target audience and marketing resources necessary to aggressively pursue incremental advertising revenue.

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

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2010 and 2019, the U.S. Hispanic population increased by 21% compared to 4% for the non-Hispanic population. In 2019, Hispanics comprised 18.6% of the U.S. population and more than one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2019. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2015 and is projected to grow to 31% of the U.S. population by 2060, according to the U.S. Census Bureau. Hispanics have accounted for more than half of the U.S. population growth since the 2010 Census.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for $1.7 trillion of total buying power in 2019, up from $1.0 trillion in 2010 and is estimated to grow to $2.3 trillion by 2024, according to the Selig Center for Economic Growth, The Multicultural Economy, 2019. U.S. Hispanic buying power accounted for 10.8% of all U.S. buying power in 2019. By 2024, Hispanics will account for 11.6% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $9.4 billion on Spanish-language media advertising in 2018, according to the 2019 Hispanic Fact Pack. This amount has grown by 38% since 2010 when Hispanic advertising expenditures totaled $6.8 billion according to 2011 Hispanic Fact Pack. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

The above market opportunity information is based on data provided by the 2019 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2019, 4th edition and the Selig Center for Economic Growth publication, The Multicultural Economy, 2019.

Our Strengths

Strong Presence in the Largest U.S. Hispanic Markets. We operate in six of the eight largest U.S. Hispanic markets: Los Angeles, New York, Miami, San Francisco, Chicago and Houston, as well as also operating in Puerto Rico. We operate three of the top six Spanish-language radio stations in the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations in terms of highest listenership. The New York and Los Angeles markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. Los Angeles and New York are also, respectively, the largest and second largest overall radio markets in the United States as measured by advertising revenue. In addition, MegaTV serves markets representing over 3.1 million Hispanic households.

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

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2019, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as described below.  The complaint filed by these investors revealed a purported foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items below.  On December 16, 2019, we announced in a press release that we had received a letter from a bank stating that it was highly confident of its ability to arrange secured debt financing for up to $300 million that, in combination with a possible additional first lien asset-based financing, would be used to repay our outstanding Notes and to make cash purchases of our Series B preferred stock. We cannot assure you that the bank will be successful in raising that financing, that we will be able to raise the additional contemplated first lien asset-based financing or that we will be able to reach agreement that will be acceptable to us. On March 23, 2020, we sold our KTBU-DT FCC license and certain assets used in the transmission of the signal in the Houston, Texas, market. We sold these assets for $15 million, exclusive of closing costs.

Notes

As of the date of this Annual Report, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  Since 2017, we have used the proceeds from certain real estate sales and a portion of the proceeds from the sale of our Puerto Rico television spectrum to repay a portion of the Notes.

The Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The complaint, as amended (the “Preferred Holder Complaint”), alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and asked for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $185.0 million as of December 31, 2019), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  Our motion to dismiss these claims was granted in part and denied in part on August 27, 2018.  The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed. On September 24, 2019, we filed counterclaims in this matter claiming that certain of the plaintiffs are not valid holders of Series B Preferred stock because their purported purchases were attempted in violation of the Charter and were therefore void as a legal matter by operation of the Charter. On December 18, 2019, we filed a motion for summary judgment against the affected plaintiffs with respect to this issue, and that motion remains pending before the court.

Foreign Ownership Issue

We take the position that the ownership of our shares, both common and Series B Preferred Stock, by those stockholders that validly secured their shares in accordance with the requirements of the Charter was validly constituted and does not result in a violation of the Communications Act or the FCC’s implementing rules.  However, if legal recognition is given to the purchase by certain foreign persons and individuals of Series B Preferred Stock in amounts that exceed the limits of the Charter, the Communications Act, and the FCC’s rules, then a violation may exist.  This conclusion would be based on claims made in the Preferred Holder Complaint, the accuracy of which we have not conceded, which asserted that the collective ownership of the outstanding Series B preferred stock by foreign persons (as defined below) exceeded 63 percent of the outstanding Series B preferred stock. As discussed below under “Federal Regulation of Radio and Television Broadcasting – Foreign Ownership,” Section 310(b) of the Communications Act prohibits foreign persons from holding in excess of 25 percent of the equity in the Company absent the affirmative consent of the FCC.  During our review, we also determined that the current claimed ownership of the Series B preferred stock appeared to violate the foreign ownership restrictions set forth in the Charter.

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

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign persons, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B Preferred Stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.  We added that such suspension of rights would remain in place with respect to each holder of the Series B preferred stock until we had concluded that (1) the shares of such holder should be treated as not owned by aliens or their representatives, as these terms are used under the Communications Act, or (2) the ownership by the purported holders of the Series B preferred stock (including the ownership of any shares by foreign persons) complies with the requirements of the Communications Act and our Charter.  Such suspension of rights was meant from the outset to be a temporary and reasonable measure, intended to elicit the information necessary to determine which Series B preferred stock sales were proper under our Charter. We pledged to restore the suspended rights to each shareholder that demonstrated it was neither an alien nor a representative of an alien or upon a showing that its ownership of Series B preferred stock (including stakes held by any non-U.S. entities) complies with Section 310(b) of the Communications Act and our Charter.

We communicated to these purported holders and their counsel the urgent need for information from them so we could understand the details of the transactions under which these parties claim to have acquired their Series B preferred stock, and the ownership of our equity securities that is claimed by them. On that date, we also filed with the Commission a Current Report on Form 8-K summarizing the information request and the potential consequences of excessive foreign ownership of the Series B preferred stock.  Without this information, we could not determine which holders in fact own Series B preferred stock and which do not because of the effect of the provisions contained in the Charter that protect us against a violation of the Communications Act and the 25 percent limitation on foreign ownership in an entity controlling an FCC licensee in the absence of FCC approval.  We took this action in order to safeguard our most important assets, our FCC broadcast licenses, which would otherwise potentially be at risk if we failed to take appropriate measures to remain in compliance with the Communications Act.  On January 9, 2018, as a follow-up to the November 28, 2017 notice, we issued a second public notice requesting additional information from the holders of the Series B preferred stock.  We sought additional information from the holders of the Series B Preferred stock regarding their purported acquisition and claimed ownership of the Series B Preferred stock.

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

Additionally, on November 13, 2017, we filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.   On December 4, 2017, we also filed a protective petition with the FCC for declaratory ruling (the “Petition”) with respect to the potential excess foreign ownership.  We filed the Petition not because we had concluded that an affirmative FCC public interest ruling regarding recognized foreign ownership was required, but at the suggestion of FCC staff to ensure we had prophylactically availed ourselves of the “safe harbor” protections of Section 1.5004(f)(4) of the FCC’s Rules, in the event such a declaratory ruling ultimately proved necessary. This suggestion came after we had previously notified the FCC of a possible Section 310(b) foreign ownership issue triggered by the filing of the Preferred Holder Complaint.  The FCC responded to the Petition by sending us a letter detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding our Petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide us with sufficient information about the extent and nature of their foreign ownership to enable us to supplement the Petition with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. We reviewed this information in order to determine whether it was complete, true and correct, as required by the FCC’s rules, and requested some additional information from the Series B preferred stockholders.  The purported Series B preferred stockholders did not provide any additional information regarding the timing of their alleged purchases of Series B preferred stock until December 5, 2018. On that date, such stockholders filed responses to our interrogatories in the Series B Preferred Stock Litigation. These responses contained a significant portion of the pending information that was originally solicited on November 2017 and January 2018, respectively. The new information mainly consisted of the trading information in the Series B preferred stock, including dates of acquisition, the number of shares purportedly acquired in each transaction and, to the extent available, seller information.

On April 27, 2018, the Company announced publicly that the purported foreign ownership excess did not exist.  On this date, the Company issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund notifying these investors that their claimed purchases of Series B preferred stock would be treated as void and non-existent because these investors attempted to acquire these shares in transactions that, if given effect, would have violated the Charter. In the Notices, the Company invited these investors to demonstrate facts to the contrary supported by relevant documentation. As of the date of this Annual Report, these investors have not provided the Company with any facts or provided any documentation that would support a different legal conclusion.

As stated above, we take the position that certain of the purported non-U.S. preferred stockholders do not currently hold valid equity interests in us, with the result that there is no foreign ownership excess. For this reason, we did not claim in our Petition or any supplement thereto that it would be in the public interest for the relevant entities to hold aggregate interests exceeding the 25 percent foreign ownership benchmark. As stated in the original Petition, we then recognized that our showing “is not yet complete with respect to the FCC’s ability to render a decision regarding the … public interest inquiry.”  Because the share transfers that gave rise to some or all of the Series B preferred stock ownership claims of several purported non-U.S. preferred stockholders are invalid, there would be no need for such a showing unless a court first determines that the suspect transactions must be honored. Accordingly, both the Company and the purported Series B preferred stockholders have suggested that the FCC should consider simply holding the Petition in abeyance until the Series B Preferred Stock Litigation is resolved.  The underlying issues concerning the impact of the Charter provisions on the validity of certain Series B Preferred stock purchases remain pending before the Delaware Chancery Court.

Separately, on December 6, 2018, we received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising us that we were under investigation for potential violations of Section 310(b) of the Communications Act related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of us detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that we became aware of the situation, and the steps we took to address the situation.  We timely filed our response to the Bureau’s letter of inquiry on February 8, 2019.  As of the date of this Annual Report, we have not received a response or any additional inquiries from the Bureau regarding this investigation.

As of the date of this Annual Report, the Company believes that there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock purportedly held by these foreign investors, who were notified on April 27, 2018.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or to the extent of any additional remedial action by the Company that may be necessary.

Continuing Efforts to Repay the Notes

We are continuing our efforts to undertake a recapitalization of the Company, including through the issuance of new debt to raise the necessary funds to repay the Notes, and discussions with respect to the recapitalization are ongoing.  The Series B preferred stock litigation and the foreign ownership issue have complicated our recapitalization efforts.  On December 16, 2019, we announced in a press release that we had received a letter from a bank stating that it was highly confident of its ability to arrange secured debt financing for up to $300 million that, in combination with a possible additional first lien asset-based financing, would be used to repay our outstanding Notes and to make cash purchases of our Series B preferred stock. We cannot assure you that the bank will be successful in raising that financing, that we will be able to raise the additional contemplated first lien asset-based financing or that we will be able to reach agreement that will be acceptable to us.   We believe that the delay in achieving the recapitalization has adversely affected us, including because we have been paying more in interest expense on our outstanding Notes than would necessarily be the case if we refinanced them; we are incurring higher legal costs than otherwise would be the case due to our regulatory, litigation and recapitalization efforts; the trading price of our common stock and preferred stock has been materially adversely affected; our reputation in the corporate community has been similarly negatively affected as a general matter; and time spent on these matters distracts the Company’s management team from devoting their full attention to running the Company’s successful business.  These matters will likely continue to have a material adverse effect on us if they are not successfully resolved.  We face various risks regarding these matters.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

Operating Segments

We report two operating segments: radio and television.

See Part II, Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and operate radio stations in Los Angeles, New York, Chicago, San Francisco, Miami and Puerto Rico. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2019
		market radio			Percentage of
Radio		over-the-air	2018 Hispanic	2018 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designated Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$656.9	6.2	13.5	45.7%	9.7%
2	New York	509.2	4.9	19.1	25.9%	7.8%
3	Chicago	396.5	2.2	9.5	23.1%	3.4%
8	San Francisco	222.9	1.9	7.8	23.9%	3.0%
10	Miami-Ft. Lauderdale	207.3	2.5	4.7	52.2%	3.9%
35	Puerto Rico	68.9	3.1	3.2	98.0%	5.0%
	Total in our markets	$2,061.7	20.8	57.8	35.9%	32.8%

Source:	BIA/Kelsey’s Investing in Radio Market Report 2019, 4th edition

In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 275 affiliate radio stations serving 87 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market and reaches over 15 million listeners in an average week.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2019, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2018, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2019, advertising revenues were projected to be approximately $656.9 million. The Los Angeles market experienced an annual radio revenue decrease of 2.5% between 2017 and 2018.

New York. In 2018, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $509.2 million. The New York market experienced an annual decrease of 1.9% in annual radio revenue between 2017 and 2018.

Chicago. In 2018, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $396.5 million. The Chicago market experienced an annual radio revenue decrease of 2.5% between 2017 and 2018.

San Francisco. In 2018, the San Francisco market was the eighth largest U.S. radio market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $222.9 million. The San Francisco market experienced an annual radio revenue decrease of 7.7% between 2017 and 2018.

Miami-Ft. Lauderdale. In 2018, the Miami-Ft. Lauderdale market was the tenth largest U.S. radio market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $207.3 million. The Miami market experienced an annual radio revenue decrease of 1.5% between 2017 and 2018.

Puerto Rico. In 2018, the Puerto Rico market was the thirty-fifth largest U.S. radio market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $68.9 million. The Puerto Rico market experienced an annual radio revenue decrease of 3.3% between 2017 and 2018.

Owned and Operated Radio Station Programming

We format the programming of each of our radio stations to target a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to become very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. By employing listener study groups and surveys, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Our stations formats are described below.

•

Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata, and Rhythmic Latin music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic.

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
•

Latin Rhythmic. The Latin Rhythmic format consists of Reggaeton and Tropi-Pop which is a mix of upbeat pop and tropical music. It is a modern dance genre that has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop and Cubaton.

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

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market with over 275 affiliate radio stations, which serve 87 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

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

•

Impacto Network (Hispanic Adults 18-49, M-Sun 6a-12mid). The Impacto Network is a complete lineup of stations with creative customized options for advertisers to reach this highly desirable demographic: affluent and professional singles and families.  The Impacto Network consists of Spanish CHR (“Contemporary Hit Radio”) and Hits, Tropical/AC and Regional Mexican formats, attractive to a wide range of advertisers.

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

In addition to these networks and shows, we offer broadcasters two 24 hours / 7 days a week programming formats:  our Regional Mexican and Tropical formats.   Each of our programming formats produces a music format that is simultaneously distributed via XDS (“X-Digital Systems”)with a High Definition quality sound to our affiliate stations.  Technology allows our affiliate stations to offer the necessary local feel and to be responsive to local clients and community needs.  The audience gets the benefit of a national radio station sound along with local content.

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

		2019
		market TV
		over-the-air			Percentage of
TV		estimated	2018 Hispanic	2018 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designated Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
5	Houston (1)	$487.6	2.7	7.4	37.1%	4.3%
7	Miami-Ft. Lauderdale	412.1	2.5	4.8	51.7%	3.9%
32	San Juan, Puerto Rico	152.2	3.1	3.2	98.0%	5.0%
	Total in our markets	$1,051.9	8.3	15.4	54.4%	13.2%

(1)	The Company sold its FCC license and certain assets related to the transmission of its KTBU-DT signal on March 23, 2020.

Source:	BIA/Kelsey’s Investing in Television Market Report 2019, 4th edition

Television Station Portfolio

The following is a general description of each of our markets as of the year ended December 31, 2019. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2019, 4th edition.

Houston. In 2018, the Houston market was the fifth largest U.S. television market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $487.6 million. The Houston market experienced an annual television revenue increase of 6.1% between 2017 and 2018.

Miami. In 2018, the Miami-Ft. Lauderdale market was the seventh largest U.S. television market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $412.1 million. The Miami-Ft. Lauderdale market experienced an annual television revenue increase of 15.9% between 2017 and 2018.

San Juan, Puerto Rico. In 2018, the San Juan, Puerto Rico market was the thirty-second largest U.S. television market in terms of advertising revenue.  In 2019, advertising revenues were projected to be approximately $152.2 million. The San Juan, Puerto Rico market experienced an annual television revenue increase of 3.5% between 2017 and 2018.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Programming type
Houston, Texas (1)	KTBU	Owned & Operated
Miami, Florida	WSBS	Owned & Operated
San Juan, Puerto Rico	WTCV	Owned & Operated
Ponce, Puerto Rico	WVOZ	Owned & Operated
Aguadilla, Puerto Rico	WVEO	Owned & Operated
DIRECTV	Satellite	Distribution Agreement
DIRECTV-Puerto Rico	Satellite	Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	Distribution Agreement
Verizon Fios (2)	ADS/Cable	Distribution Agreement

(1)	The Company sold its FCC license and certain assets related to the transmission of its KTBU-DT signal on March 23, 2020.
(2)	MegaTV is distributed by Verizon Fios in Queens and Albany, NY.

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

As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming, as well as including interactive elements to complement our Internet websites. We produce over 65 hours of original programming per week. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, and the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships, program syndication and subscriber fees.

Our Miami facility for our media broadcast programming and production is nearly 70,000 square feet and houses the bulk of MegaTV’s national and local market operations. With over 14,000 square feet of HD TV-Studio production space, the building handles the majority of MegaTV’s diverse original HD programming, while also accommodating outside production clients with its wide range of production capabilities, which can include anything from news to late-night variety shows with live bands and studio audiences. MegaTV’s long-term technical design criteria for this facility placed an emphasis on streamlined production workflows and digital media management. Key technical features of this facility include:

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

Special Events and On-Line Properties

As part of our media operating business, we also operate SBS Entertainment and SBS Interactive. SBS Entertainment is a premier producer of unique entertainment, concerts and special events. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and live experience events with popular artists, which are promoted by our radio, television and digital media assets. SBS Interactive manages LaMusica.com, Mega.tv, various radio station websites, and the LaMusica Mobile App. All of the digital properties offer bilingual (Spanish-English) content related to Latin music, entertainment, cultural & market trends, lifestyle, and news. LaMusica and our multiple social media networks generate revenue primarily from advertising and sponsorships. In addition, the majority of our social media networks and station websites simultaneously stream our radio stations’ content which has broadened our audience reach. We are developing brand specific digital content strategies for various broadcast programs, on-air personalities and brands, and intend to generate revenue from such strategies. We also leverage many of our special events produced by SBS Entertainment, to produce music based digital content for live streaming and/or taped, on-demand streaming, which can also be developed to generate revenue.

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

It is customary in the radio, television, and interactive industry that the majority of advertising contracts with our advertisers are short-term and generally run for less than three months. This affords broadcasters the opportunity to modify advertising rates as dictated by changes in audience ratings, changes in competitive dynamics and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is responsible for maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assist in our collection efforts. See “Risk Factors—Risks Related to Our Business—Cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues.”

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

Competition

The success of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations compete with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, smart phones, tablets, smart speakers and other devices, magazines, outdoor advertising, direct mail, Internet radio, satellite radio, and transit advertising. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in our local markets, as well as nationally broadcast television operations, cable television, interactive and other video media.

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

The delivery of information through the presently minimally regulated Internet has also created a new and growing form of competition for both radio and television. Internet broadcasts generally have no geographic limitations and can provide listeners with programming from around the country and the world. We expect that improvements from higher bandwidths, faster download speeds and wider programming selection will continue to make Internet radio and television a more significant competitor in the future.  We continue to develop and expand our own websites and digital content.  Our radio and television stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Facebook and Google.

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

Employees

As of December 31, 2019, we had 357 full-time employees and 94 part-time employees.  In July 2016, SAG-AFTRA was certified as the exclusive collective bargaining representative of a bargaining unit of approximately 30 employees at our Los Angeles-based stations KXOL and KLAX.  In October 2018, SAG-AFTRA was also certified as the exclusive collective bargaining representative of a bargaining unit of approximately 10 employees at our Chicago-based station WLEY.  We have been negotiating with representatives of SAG-AFTRA for initial collective bargaining agreements covering those bargaining units.  To date, we have not yet reached initial collective bargaining agreements with SAG-AFTRA covering either bargaining unit.

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

Antitrust

We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. As a result of the industry consolidation resulting from the passage of the Telecommunications Act of 1996 (the “Act”), the Federal Trade Commission (the “FTC”) and the Department of Justice

(the “DOJ”), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy and, following a proposed acquisition, would garner a substantial portion of the advertising revenues in a market. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated. Any similar sales of broadcast stations and station networks could also be delayed by FTC, DOJ, or HSR Act approvals.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation	FCC
Broadcast station	Market	acquisition	expiration	frequency	class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021	97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021	96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2022	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022	93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2028	106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2028	95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2028	96.5 MHz	B	852	12
WIOB-FM	Puerto Rico	1/14/2000	2/1/2028	97.5 MHz	B	302	50
WZNT-FM	Puerto Rico	1/14/2000	2/1/2028	93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2028	93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2028	94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2028	94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020	107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2028	95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2028	92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2028	106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021	93.3 MHz	B	415	6
WSBS-DT	Miami, FL(1)	3/1/2006	2/1/2021	CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021	CH. 19	CA	236	150
KTBU-DT	Houston, TX(2)	8/1/2011	8/1/2022	CH. 33	DTV	597	1,000
WTCV-DT	San Juan, PR	1/4/2016	2/1/2021	CH. 21(4)	DTV	290	4
WVEO-DT	Aguadilla, PR(3)	1/4/2016	2/1/2021	CH. 17(4)	DTV	372	42
WVOZ-DT	Ponce, PR(3)	1/4/2016	2/1/2021	CH. 36(4)	DTV	247	50

(1)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(2)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA. The Company sold the FCC license and certain assets related to the transmission of its KTBU-DT signal on March 23, 2020.
(3)	TV Stations WVEO-DT and WVOZ-DT are operated as satellites of TV Station WTCV-DT pursuant to a satellite waiver.
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

The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions. The most recent renewal cycle began in June 2019 and concludes in April 2023.

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

The Company takes the position that the current validly constituted ownership of the Company’s shares, both common and Series B Preferred Stock, was validly constituted and does not give rise to a violation of the Communications Act or the FCC’s implementing rules.  However, in reviewing the Preferred Holder Complaint, which was originally filed against us on November 2, 2017, as summarized under “—Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation,” we noted that if the alleged facts set forth in the Preferred Holder Complaint were correct, which we have not conceded, and the collective ownership of the outstanding Series B preferred stock by foreign persons exceeded 63 percent of the outstanding Series B preferred stock as stated in the Preferred Holder Complaint, then foreign persons would own well in excess of 25 percent of our equity in violation of Section 310(b)(4) of the Communications Act.  In addition, the last paragraph of Article X of the Charter provides that any transfers of the Company’s equity securities that would either violate (or would result in a violation of) the Communications Act or that required prior approval of the FCC are ineffective.  As a result, in reviewing the Preferred Holder Complaint, we take the position that if this provision is given effect, certain of those transfers, when attempted, appear to have been in contravention of the Charter and the Communications Act, and were therefore void as a legal matter when they were attempted.  In addition, to the extent that those transactions required prior FCC approval or, if given effect, would have placed the Company in violation of the foreign ownership restrictions set forth in the Communications Act, those transactions were ineffective and void by operation of the Charter, and are therefore deemed to have never occurred.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign persons, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from such ownership of the Series B preferred stock did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  For additional information regarding the remedial actions we have taken or are currently taking, see “—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio or television station in the same market creates an attributable interest in the brokered radio or television station, as well as for purposes of the FCC’s local radio and television station ownership rules, if the agreement affects more than 15% of the brokered radio or television station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules.  New television JSAs are currently attributable.

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

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if one of the two commonly owned stations is not ranked in the top four based upon audience share and at least eight independent owners of television stations would remain in the market following a combination. The rules also permit the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. The FCC also grants satellite waivers when one or more television stations operate as satellites of another station.  We currently operate WTCV as a parent station and WVEO and WVOZ-TV as satellite stations in the Puerto Rico designated market area pursuant to a satellite waiver. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  New television JSAs are currently attributable.

RadioTelevision Cross Ownership Rule

The radio television cross ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and up to seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market.  A “voice” generally includes independently owned, same market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Newspaper Broadcast Cross Ownership Rule

Under the currently effective newspaper broadcast cross ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English language newspaper and either a television or radio station in the same market.

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

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $414,454 per indecent or profane utterance with a maximum forfeiture exposure of $3,825,726 for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming.  The FCC inquiries with respect to indecency have been pending for several years and are not expected to have a material adverse effect on our business, operating results or financial condition.

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

Simulcasting

The FCC rules prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner. In November 2019, the FCC released a Notice of Proposed Rulemaking seeking comment on whether to modify or eliminate this rule.  The time period for filing comments on the rulemaking concluded in February 2020 and the matter remains pending before the Commission.

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as JSAs.  The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.   As noted in the Section titled “Local Television Ownership,” above, new television JSAs are currently attributable.

RF Radiation

In 1985, the FCC adopted rules based on a 1982 American National Standards Institute, or “ANSI,” standard regarding human exposure to levels of radio frequency, or “RF,” radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF radiation exposure that, in some respects, was more restrictive in the amount of environmental RF radiation exposure permitted. The FCC adopted more restrictive radiation limits that became effective October 15, 1997 and which are based in part on the revised ANSI standard. The FCC recently concluded a multi-year follow up proceeding in which it concluded in an order issued in November 2019 that no further changes to its RF exposure rules were warranted.

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

Low Power Radio Broadcast Service

The FCC established two classes of a low power radio service, both of which operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations have limited service areas of 3.5 miles and 1 to 2 miles, respectively, and are required to operate on a noncommercial basis. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.

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

Children’s Television Programming

The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990. The rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger and require stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. These rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.   In July 2019, the FCC adopted an Order revising the children’s television programming rules in a number of respects, including eliminating the requirement to air children’s programming on multicast streams, expanding the daily window in which programming can air, and switching from a quarterly reporting requirement to an annual reporting requirement.

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. In the past, the FCC has initiated inquiries against several media companies, including our company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (each, a “VNR”) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. At least two television broadcast licensees were issued fines by the FCC for violations of the sponsorship ID rules related to VNRs. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. An FCC commissioner has recently commenced an informal inquiry into recording industry practices with respect to payola in the radio industry.  In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. In 2014, the FCC adopted an Order expanding the IP captioning rules to brief segments or clips of video programs that are carried on the Internet. In 2016, the FCC adopted additional rules with respect to the provision and quality of closed captions. The rules were phased in between January 1, 2016 and July 1, 2017. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement.

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

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. The FCC has recently increased enforcement of requirements regarding online public inspection files, which are now maintained on an FCC website and are therefore widely accessible by members of the public and the FCC.

Regulation of the Internet

Internet services including websites of our broadcast stations are subject to regulation relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”).  The State of California has recently enacted the California Consumer Privacy Act (CCPA), a privacy law which creates wide-ranging consumer rights with respect to the access to, deletion of and sharing of personal information. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

Repurposing of Broadcast Spectrum for Other Uses by the FCC

In February 2012, the FCC was authorized to conduct voluntary “broadcast incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that did not relinquish spectrum in the reverse auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to a nationwide total of $1.75 billion.

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

Following completion of the incentive auction, the FCC is now “repacking” the remaining television broadcast spectrum, which requires certain television stations that did not participate or were not selected in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channels. Our Miami, Houston, and one of our Puerto Rico TV Stations had their channel designation reassigned. The original reimbursement limit across all stations nationwide was $1.75 billion.  However, in March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that of that amount not more than $50 million could be used to reimburse FM stations that share towers with television stations being repacked and that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by the television stations.  In 2019, the FCC adopted procedures to reimburse FM stations as well as to low power television and television translator stations that will be displaced.

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
•

changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and nonpolitical program content, funding, political advertising rates, sponsorship disclosures, and political file record-keeping obligations;

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

In addition, with respect to the announcement on our December 16, 2019 press release, which we summarized above under “Our Continuing Recapitalization and Restructuring Efforts,” we cannot assure you that the bank will be successful in raising that financing, that we will be able to raise the additional contemplated first lien asset-based financing or that we will be able to reach agreement that will be acceptable to us.

We face several risks relating to the existence of the Voting Rights Triggering Event.

As a result of our not having sufficient funds legally available to repurchase all of our Series B preferred stock for which repurchases were requested on October 15, 2013, a “Voting Rights Triggering Event” occurred (the “Voting Rights Triggering Event”) under the Certificate of Designations under which the Series B preferred stock was issued. For more information regarding the Voting Rights Triggering Event, see Note 10 to our 2019 financial statements that are included elsewhere in this Annual Report. As a result, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors until that event is remedied or the Series B preferred stock is redeemed, waived or amended.  Although these directors were elected to the Board of Directors at our Annual Meeting held on June 6, 2014, they both subsequently resigned from their director positions on August 17, 2017.  Following these resignations, the holders of the Series B preferred stock to date have not exercised their right to elect two new members to our Board of Directors and those two director positions remain unfilled.

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

The terms of our Notes and Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s (i) Notes at an offer price in cash equal to 101% of the principal amount plus accrued and unpaid interests to but excluding the purchase date and (ii) shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. We do not currently have cash to purchase the Notes or the Series B preferred stock and we will not likely have in the future sufficient funds legally available to make Series B preferred stock purchases. If we are required to purchase Notes in a change of control purchase offer and we do not do so, then we would be in default under the Indenture, which could lead, after a 30 day grace period, to an event of default under the Indenture and then the right of Noteholders to exercise various remedies against us, including a foreclosure on our assets that constitutes collateral for the Notes. Substantially all of our assets constitute collateral under the Notes.

We have not generated sufficient cash to repay our Notes and our liabilities under our Series B preferred stock, and we may be forced to take other actions to satisfy our obligations under our Notes and Series B preferred stock, which may not be successful.

Our cash flows, capital resources and cash raised from the FCC spectrum auction and asset sales were insufficient to repay our Notes at their maturity and satisfy our obligations under our Series B preferred stock. As a result, we need to refinance the Notes or seek their repayment from a combination of sources, which has not yet occurred and at this time we cannot accurately predict when will we be able to do so, if at all. One consequence of this is that we have been forced to reduce or delay investments, acquisitions, the growth of our business generally and capital expenditures and will continue to be in that position until we address the Notes’ maturity. Our monthly cash balances are also significantly less due to the change to pay interest on the Notes on a monthly basis rather than on a semi-annual basis. We face various risks relating to our attempts to sell certain of our assets to raise cash to repay our Notes, including whether we will be able to effect any such sales on attractive terms or at all, the timing of any such sales, their impact on our cash flow and the risks of receiving FCC approval, which we may not be able to obtain. We may not be able to effect any such measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those actions may not allow us to repay our Notes or satisfy our obligations with respect to our Series B preferred stock.

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

As of December 31, 2019, we had $249.9 million of total debt outstanding which does not include the $185.0 million outstanding under the Series B preferred stock (comprised of approximately $90.5 million in liquidation preference and approximately $94.5 million in accrued dividends). Such amount outstanding under our Series B preferred stock is accounted for as a liability under generally accepted accounting principles in the United States. Our high indebtedness has had and will continue to have significant effect on our business. Our indebtedness, the terms of the Indenture and the existence of a Voting Rights Triggering Event have had and will continue to have several negative effects on us and creates several risks, including the following:

•	we did not repay the Notes at their maturity, as a result of which there was and continues to be an event of default under the Indenture;
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
•

limits our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy, or unexpected crises such as the recent outbreak of the COVID-19 coronavirus.

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

In light of the foreign ownership issue we summarize above under Part I, Item I, “Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” and Part I, Item I, “Federal Regulation of Radio and Television Broadcasting—Foreign Ownership,” under the Communications Act, FCC regulations and our Charter, we face several risks.  As a general matter and because of this foreign ownership issue, we have taken the following steps:

•

As a publicly traded company we review Commission filings by third parties regarding the ownership of our securities, though we are dependent in this regard on timely disclosures by third parties and may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time.

•

On November 28, 2017, we notified the purported holders of our Series B preferred stock that we had suspended all of their rights, effective immediately, other than their right to transfer such shares to a citizen of the United States, due to the potential violation of Section 310 of the Communications Act and our Charter resulting from the ownership of a majority of our outstanding Series B preferred stock by foreign persons.

•	We filed Current Reports on Form 8-K on November 28, 2017 and March 26, 2018 with the Commission to publicize and explain the foreign ownership issue and the suspension of rights, among other things.
•

In order to comply with the FCC’s rules establishing procedures to remediate inadvertent noncompliance with the foreign ownership rules, and upon the advice of FCC staff, we also filed a petition for declaratory ruling on December 4, 2017 which we summarize above under “Federal Regulation of Radio and Television Broadcasting – Foreign Ownership.” This petition is currently in abeyance pending resolution of the Series B Preferred Stock Litigation.

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

We face several risks to our federal and state NOL carry-forwards that were generated from prior period losses. As of December 31, 2019, these NOL carry-forwards amounted to $92.1 million and $91.3 million, respectively, after giving effect to the increases described in Note 13 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

NOL carryforwards generated after 2018 can be carried forward indefinitely. Pre-tax reform NOL carry-forwards may expire unused and be unavailable to offset future income tax liabilities. They expire in 2019 through 2037. Based on current information and expectations, it is more likely than not that the Company will not realize the use of all these NOL carry-forwards in the future because it may not generate future taxable income sufficient to use them all prior to expiration. As such, at December 31, 2019, the Company has provided a valuation allowance on substantially all of these NOL carry-forward deferred tax assets. See Note 13 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

We face the risk that current and future NOL carry-forwards will become subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and related Treasury Regulations.  As a general matter, our ability to utilize NOL carry-forwards or other tax attributes in any taxable year may be limited if we experience an ownership change for purposes of Section 382. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year testing period. Similar rules may apply under state tax laws. In 2017, we determined that we underwent ownership changes in 2013 and 2017, which reduced available NOL carry-forwards, as described in Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report. We may undergo further, future ownership changes for purposes of Section 382.  The risk of such ownership changes is beyond the ability of the Company to control. Such ownership changes could result from future issuances by the Company or sales of our capital stock by and among third parties, including transfers of our Series B preferred stock. The foreign ownership issue regarding our Series B preferred stock, which we describe under “Part 1. Item 1, Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue,” could well make the determination of an ownership change” for purposes of Section 382 more complex and difficult to make. It is possible that any ownership change could materially reduce our ability to use our NOL carry-forwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our NOL carry-forwards.

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

COVID-19 will likely have a negative effect on our business, financial position, results of operations, liquidity or cash flows but it is difficult to predict that impact with certainty.

Given the nature of our business, COVID-19, also known as the Coronavirus, will likely have a negative effect on our business, though it is difficult to predict with certainty or precision the degree of impact.  Advertising revenue, and in particular cash advertising sales, makes up the majority of our revenue, and, like other radio and TV broadcast companies and similar businesses that depend on advertising spend, we expect to experience a decline in this revenue stream due to COVID-19. In response to this current health crisis, governmental authorities have imposed certain restrictions, including travel bans and recommendations on the limitation of social gatherings. The health dangers of COVID-19, the length of time it will last, the impact these things will have on the general economy and in the markets in which operate are unknowns at this time, and may be unknown for some time to come. While we believe that our radio and TV businesses will prove ultimately resilient in the face of a possible recession, the factors mentioned in the last sentence make it difficult to predict with certainty or precision the negative impact of COVID-19 on our business, financial position, results of operations, liquidity or cash flows, and that impact could be material.

A large portion of our net revenue and operating income currently comes from our New York, Los Angeles and Miami markets.

Our New York, Los Angeles and Miami markets accounted for more than 65% of our net revenue for the year ended December 31, 2019. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.  The recent uncertainty surrounding the public health concerns over the global outbreak of COVID-19 have caused significant disruptions in these markets and uncertainty in their economic outlook.

Since our revenues are concentrated in these markets, an economic downturn, increased competition or another significant negative event in any of these markets , including the recent outbreak of COVID-19, could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders. Cancellations, reductions or delays in purchases of advertising time could adversely affect our net revenue, especially if we are unable to replace these purchases. The recent uncertainty surrounding the public health concerns over the global outbreak of COVID-19 have caused significant disruptions and uncertainty in the financial markets and global economic outlook. These economic conditions, including lower economic growth rates, may remain uncertain for the foreseeable future. We believe that as a result, our customers may alter their purchasing activities in response to the current and future economic environments, and, among other things, our customers may change or scale back future purchases of advertising leading to increased cancellations, reductions or postponed orders. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues and operating income.

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

In 2019, our television segment was profitable and we recorded positive consolidated operating income for our television segment under our Indenture, however, we may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

Our MegaTV television operation has entered into station distribution agreements that allow us to serve markets representing over 3.1 million Hispanic households. If our distribution agreements are terminated or not extended, our ability to reach our viewers and receive licensing fees may be adversely affected, which could adversely affect our business, financial condition and results of operations. Although we expect to renew these agreements or make other arrangements to reach viewers, there is no assurance that we will be able to do so. We receive advertising inventory from our affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by MegaTV into its programming. In addition, primarily with respect to Multichannel Video Programming Distributors, we receive a fee for providing such programming. The loss of distribution agreements of our MegaTV television operation could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through the reduction of advertising revenue and fees.

Our business is affected by natural catastrophes that can disrupt our operations, including by causing failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming.

We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station and network programs and commercials to affiliates. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), including hurricanes, earthquakes, wildfires, flooding or other severe weather, various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business, results of operations and cash flows.

We may incur property and other losses that are not adequately covered by insurance.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

We must respond to rapid changes in technology, content creation, services and standards in order to remain competitive.

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on our businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions and other devices, video-on-demand platforms, tablets, satellite radio, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access our copyrighted product over the Internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and adversely affect our revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact our businesses. In addition, further increases in the use of Internet-connected television or other digital devices, which allow users to consume content of their own choosing, in their own time and remote locations while avoiding traditional commercial advertisements or subscription payments, could adversely affect our radio and television broadcasting advertising and subscription revenues. Users who reduce, cancel or never had cable television subscription services are also known as “cord-cutters” or “cord-nevers”. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors or other devices, which could diminish viewership of our programming. Generally, changing consumer behavior may impact our traditional distribution methods, for example, by reducing viewership of our programming, which could have an adverse impact on our revenues and profitability. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect our ability to continue to increase our revenue.  Our inability to successfully implement our recapitalization strategy may adversely affect our ability to respond and adapt to changes in technology on a timely basis or at all.

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

As of December 31, 2019, we had approximately $344.1 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $311.3 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 73% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 85% of the combined voting power of our outstanding shares of common stock as of December 31, 2019. Such combined voting power includes Mr. Alarcón’s voting control over 380,000 shares of Series C preferred stock (convertible into 760,000 shares of Class A common stock) pursuant to his capacity as trustee for the AAA Trust. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets, and our recapitalization strategy. Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy than other equity holders.

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

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Broadcasters risk violating the prohibition against broadcasting indecent/profane material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously pursues its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $414,454 per incident or profane utterance with a maximum forfeiture exposure of $3,825,726 for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

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

Further, the FCC has a general policy restricting the transferability of a station license while a renewal application for that station is pending, and we must comply with extensive FCC regulations and policies governing the ownership and operation of our stations. FCC regulations limit the number of radio and television stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on their operations, and changes in those rules could have an adverse effect on our business, financial condition, results of operations and cash flows. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received, and for failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations.

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

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our internet business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. For example, pursuant to the California Consumer Privacy Act, we were required to make upgrades to our web-based and digital portals, including obtaining certain software licenses, to become compliant. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are also now pending at both the federal and state level in the United States. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our internet business. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our properties are primarily located in leased or owned facilities, as summarized below:

	Aggregate size
	of property in		Lease
	square feet	Owned or	expiration
Location	(approximate) (1)	leased	date
Miami, FL (2)	70,000	Owned	N/A
Guaynabo, PR (3)	29,000	Owned	N/A
Los Angeles, CA (4)	10,900	Leased	9/30/2027

(1)	Excludes properties owned or leased that are less than 10,000 square feet.
(2)	Facility is used as the principal site for our television, digital and Miami radio studios, production, operation, and sales offices. Our corporate offices are also in this facility.
(3)	Facility is used for the offices, operations and studios of our Puerto Rico broadcast stations, television operations and certain digital operations.
(4)	Facility is used for the offices and studios for our Los Angeles radio stations and certain digital operations.

In addition, we own the transmitter sites for three of our eight radio stations in Puerto Rico. We lease (i) all of our other transmitter sites, with lease terms that expire between 2020 and 2082, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in New York, Chicago, San Francisco and Houston.  We lease transmitter and some backup facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own a back-up transmitter site in San Juan, Puerto Rico for any of our four radio stations covering the San Juan metropolitan area. The backup transmitter facilities are part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency.

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV, a transmitter site for WSBS-CD, in Pembroke Park, Florida, a transmitter site for KTBU-TV in Missouri City, Texas and four separate transmitter or auxilary sites for WTCV-DT, WVEO-DT and WVOZ-DT, in San Juan, Mayaguez and Ponce, Puerto Rico, respectively.  On March 23, 2019, the Company sold its FCC license and certain assets related to the transmission of its KTBU-TV signal; as part of this asset sale the related lease in Missouri City, Texas; was assigned to the buyer.  In addition, we currently lease office space in Houston, Texas for KTBU-TV, which houses our sales offices and operations.

The studio, office, and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations. We, however, continually assess the need to upgrade and to improve our properties and facilities.

Item 3. Legal Proceedings

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition, as further described in note 15 of the 2019 financial statements.

Series B Preferred Stock Litigation

In addition, we are involved in litigation with certain purported holders of our Series B preferred stock described in more detail in Part I, Item I. “Business, Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation.” and as further described in note 15 of the 2019 financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

On March 14, 2018 our Class A common stock was moved from the OTCQX® Best Market (U.S. Tier) to the OTCQB Venture Market and began trading under the same symbol “SBSAA”. The table below shows, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the OTCQX® Best Market (U.S. Tier) and the OTCQB Venture Market.

	2019		2018
	High	Low	High	Low
First quarter	$0.25	0.13	$0.62	0.27
Second quarter	0.33	0.13	0.55	0.27
Third quarter	0.26	0.17	0.40	0.14
Fourth quarter	0.34	0.13	0.40	0.13

(b)	Record Holders

As of March 23, 2020, there were approximately 86 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

(c)	Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last three years and we do not expect to pay dividends for the foreseeable future. We intend to retain future earnings for use in our business. Under the Indenture, we are restricted from paying dividends or equity securities, and, due to the Voting Rights Triggering Event, we are not permitted to declare or pay any cash or stock dividends on shares of our Class A or Class B common stock until the Voting Rights Triggering Event is remedied or waived. If we were no longer restricted from paying dividends under the Indenture and the Voting Rights Triggering Event were no longer in effect, any determination to declare and pay dividends would be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deem relevant.

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

(d)	Equity Compensation Plans and Other Equity Compensation

The following table sets forth, as of December 31, 2019, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan (1)	285,000	$3.49	—
Equity Compensation Not Approved by Stockholders:
Non-Qualified Employee Inducement Award	150,000	1.60	—

Total	435,000		—

(1)	The 2006 Omnibus Equity Compensation Plan expired on July 17, 2016 and no further share-based awards can be granted under this plan.

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

We own and operate radio stations located in some of the top Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 275 affiliate radio stations serving 87 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the years ended 2019 and 2018, our radio revenue was generated primarily from the sale of local, national, network and digital advertising, and our radio segment generated 90% and 89% our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  During 2019, we broadcasted via our owned and operated television stations in South Florida, Houston and Puerto Rico and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, news, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 65 hours of original programming per week.  For the years ended 2019 and 2018, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 11% of our consolidated net revenues, respectively.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2019 and 2018, local and digital revenue comprised 68% and 69% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the years ended 2019 and 2018, national and network revenue comprised 18% and 19% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.  For the years ended 2019 and 2018, barter revenue comprised 5% and 4% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the years ended 2019 and 2018, special events revenue comprised 5% and 4% of our gross revenues, respectively.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the years ended 2019 and 2018, other revenue comprised 4% of our gross revenues.

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

Outbreak of COVID-19 Coronavirus

The recent global outbreak of COVID-19 has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time.  In response to this current health crisis, governmental authorities have imposed certain restrictions, including travel bans and recommendations on the limitation of social gatherings.. Our operational and financial performance may be significantly impacted by COVID-19, however it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, financial position, results of operations, liquidity or cash flows, at this time.  See “Risk Factors—COVID-19 will likely have a negative effect on our business, financial position, results of operations, liquidity or cash flows but it is difficult to predict that impact with certainty.”

Year Ended 2019 Compared to Year Ended 2018

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2019	2018
Net revenue:
Radio	$140,385	$126,399
Television	16,280	15,970
Consolidated	$156,665	$142,369
Engineering and programming expenses:
Radio	$22,283	$21,101
Television	6,598	4,715
Consolidated	$28,881	$25,816
Selling, general and administrative expenses:
Radio	$58,351	$49,585
Television	6,441	6,387
Consolidated	$64,792	$55,972
Corporate expenses:	$11,721	$10,540
Depreciation and amortization:
Radio	$1,623	$1,659
Television	1,768	1,907
Corporate	211	235
Consolidated	$3,602	$3,801
Loss (gain) on the disposal of assets, net:
Radio	$(62)	$(3)
Television	427	(6)
Corporate	—	(12,541)
Consolidated	$365	$(12,550)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	6,845	6,713
Consolidated	$6,845	$6,713
Executive severance expenses:
Radio	$—	$—
Television	—	—
Corporate	1,844	—
Consolidated	$1,844	$—
Impairment charges:
Radio	$—	$—
Television	—	483
Corporate	—	—
Consolidated	$—	$483
Other operating income:
Radio	$(16)	$—
Television	—	—
Corporate	—	—
Consolidated	$(16)	$—
Operating income (loss):
Radio	$58,206	$54,057
Television	1,046	2,484
Corporate	(20,621)	(4,947)
Consolidated	$38,631	$51,594

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2019 and 2018. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2019	2018
Net revenue	$156,665	$142,369
Engineering and programming expenses	28,881	25,816
Selling, general and administrative expenses	64,792	55,972
Corporate expenses	11,721	10,540
Depreciation and amortization	3,602	3,801
Loss (gain) on disposal of assets, net of disposal costs	365	(12,550)
Recapitalization costs	6,845	6,713
Executive severance expenses	1,844	—
Impairment charges	—	483
Other operating income	(16)	—
Operating income	$38,631	$51,594
Interest expense	(31,245)	(31,862)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Interest income	20	22
Income tax benefit	(1,400)	(6,471)
Net (loss) income	$(928)	$16,491

Net Revenue

The increase in our consolidated net revenues of $14.3 million or 10% was due to increases in both our radio and television segments net revenue. Our radio segment net revenue increased $14.0 million or 11% due to increased in local, network, and digital sales which were partially offset by a decrease in national sales. Our special events revenue increased primarily in our Los Angeles, New York and San Francisco markets.  Our television segment net revenue increased $0.3 million or 2%, due to increases in local sales partially offset by a decrease in special event and subscriber based revenue.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $3.1 million or 12% was due to increases in both our radio and television segments expenses. Our radio segment expenses increased $1.2 million or 6%, mainly due to increases in compensation and benefits and music license fees partially offset by increases in production tax credits.  Our television segment expenses increased $1.9 million or 40%, primarily due to increases in production costs which was partially offset by its related production tax credits.

Selling, General, and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $8.8 million or 16% was due to increases in both our radio and television segment expenses.  Our radio segment expenses increased $8.8 million or 18%, primarily due to increases in special event expenses, barter, commissions, compensation and benefits, and increases due to the prior year positive impact of legal settlements not recognized in 2019 partially offset by decreases in professional fees and affiliate station compensation expenses.  Our television segment expenses increased less than $0.1 million or 1%, primarily due to increases in barter and commissions expenses offset by a decrease in special event expenses.

Corporate Expenses

Corporate expenses increased $1.2 million or 11% primarily due to increases in compensation and benefits and insurance expenses partially offset by a decrease in professional fees.

Gain on the disposal of assets

The decrease in gains from the disposal of assets of $12.9 million was primarily related to having recognized the sale of the New York property in 2018.

Recapitalization Costs

The Company incurred $6.8 million of recapitalization costs, in 2019, an increase of $0.1 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan.  We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017.

Impairment Charges

The decrease in impairment charge in 2019 of $0.5 million was primarily due to having recognized an impairment charge of our Puerto Rico market television FCC broadcasting license in the prior year.

Executive Severance Expenses

The Company incurred $1.8 million of executive severance expenses, during the second quarter of 2019, in connection with the retirement and separation agreement with our former Senior Executive Vice President/Chief Financial Officer.

Operating Income

The decrease in operating income of $13.0 million or 25% was primarily due to recognizing a gain on sale of assets in 2018 and increases in operating expenses, executive severance expenses and recapitalization costs during 2019 partially offset by an increase in net revenue and not recognizing an impairment charge in 2019.

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

Income tax benefit decreased $5.1 million, from a benefit of $6.5 million in 2018 to a benefit of $1.4 million in 2019 primarily as a result of a deferred tax impact of interest disallowances and NOLs  In 2019 disallowed interest, which is carried forward  and results in a deferred tax benefit, decreased when compared to 2018 disallowance. Additionally, the bad debt write off in 2018 resulted an indefinite life NOL that did not re-occur in 2019.

Net Income

The decrease in net income of $17.4 million was primarily due to the decrease in operating income and the decrease of income tax benefit partially offset by the decrease in interest expense, net.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of December 31, 2019 and, as of the date of this Annual Report, are as follows:

•

On April 17, 2017, our 12.5% Senior Secured Notes became payable and due.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations we did not repay the Notes at their maturity.  Subsequent to maturity, we used $25.1 million of proceeds from asset sales and the FCC spectrum auction to partially pay down the Notes. Our current outstanding balance on the Notes is $249.9 million.
•

Certain holders of our Series B preferred stock, of which there is approximately $185.0 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $94.5 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued the Company in the Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign persons of the Series B preferred stock, as described under Note 15 (Litigation) in the Notes to the financial statements contained in this Annual Report on Form 10-K and under the heading “Our Continued Recapitalization and Restructuring Efforts”.

•

Our current sources of liquidity are our cash and cash equivalents which totaled $20.9 million as of December 31, 2019. During the twelve-months ended December 31, 2019, the Company generated $2.2 million in cash from its operations and reinvested $3.8 million of net cash into its operations through increased capital expenditures which reduced our current cash and cash equivalents during the period. Although based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2020, to meet our ordinary course operating obligations over the next twelve month period, the outbreak of COVID-19 could negatively impact these estimates and assumptions.

•

We had a working capital deficit of $379.9 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Excluding the Series B preferred stock of $185.0 million, our adjusted working capital deficit totals $194.9 million.

In addition, our inability to repay the Notes at maturity and the recent outbreak of the COVID-19 coronavirus has caused us to conclude there is a substantial doubt about our ability to continue as a going concern for purposes of the determination we are required to make in connection with our evaluation of our financial statements for 2019, as described below under “—Going Concern.”

In 2017, the Company reduced its NOL carry-forwards by $32.8 million because of ownership changes under Section 382, leaving $86.4 million of federal NOL carry-forwards and $85.4 million of state NOL carry-forwards as of the year ended December 31, 2017. The Company had already recorded a full valuation allowance against existing NOL carry-forwards for accounting purposes such that the impact of the change was immaterial for purposes of its financial statements.  In addition, the Company viewed the reduction as immaterial for federal and state income tax purposes because the Company does not expect to utilize all of its remaining NOL carry-forwards prior to expiration based on its expectations of taxable income for the foreseeable future, after making various assumptions. The determination of whether the Company and its subsidiaries will generate sufficient taxable income to utilize its remaining NOL carry-forwards prior to expiration is subject to complex assumptions and judgments and, as a result, is subject to various uncertainties. Accordingly, there is a risk that these write-offs and possible future limitations to the Company’s NOL carry-forwards based on the operation of Section 382 could have a material adverse impact on the Company’s results of operations, financial condition and business. See Note 13 (Income Taxes) in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and “Item 1A. Risk Factors—Risks Relating to Our Business—We face several risks relating to our NOL carry-forwards.”

We continue to evaluate all options to effect a successful recapitalization or restructuring of our balance sheet, including a refinancing of the Notes.  Our refinancing efforts have been made more difficult and complex with the litigation with certain purported holders of our Series B preferred stock and the foreign ownership issue. We provide more information about each of these items under the headings “Our Continued Recapitalization and Restructuring Efforts;” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

Further detail regarding some of the items summarized above follows below:

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit.  Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the risk of the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail under Part I. Business, “Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation” and Note 15, Litigation, of the Notes to the Consolidated Financial Statements of this Annual Report.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Furthermore, as of December 31, 2019, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available.

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

Notes

As of December 31, 2019, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes on a monthly basis. For more information regarding the Notes, see Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts” and Note 9 to our 2019 financial statements that are included elsewhere in this Annual Report.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000.00 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of December 31, 2019, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $94.5 million.

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

For more information regarding the Series B preferred stock, see Note 10 to our 2019 financial statements that are included elsewhere in this Annual Report.

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

For more information regarding the Series C preferred stock, see Note 11 to our 2019 financial statements that are included elsewhere in this Annual Report.

Class A Common Stock

As of December 31, 2019, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of December 31, 2019, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2019 and 2018, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2019	2018	$
Capital expenditures:
Radio	$2,003	$2,493	(490)
Television	1,337	232	1,105
Corporate	458	182	276
Consolidated	$3,798	$2,907	891

Net cash flows provided by operating activities	$2,200	6,486	(4,286)
Net cash flows (used in) provided by investing activities	(3,812)	10,251	(14,063)
Net cash flows used in financing activities	—	(10,410)	10,410
Net (decrease) increase in cash and cash equivalents	$(1,612)	6,327

Capital Expenditures

The increase in our capital expenditures was primarily due to transmitter equipment in Miami and New York, tower relocation in Miami, the San Francisco studio relocation and build-out; purchases of office and transmitter equipment in Puerto Rico; Miami Broadcast Center building and system infrastructure improvements; purchases of Television studio equipment; and purchases of Corporate office and telecommunications equipment.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of decreases in working capital and operating income.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of re-investing in our operations through increased capital expenditures in 2019 and having sold our New York real estate assets in July 2018.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were primarily a result of providing a partial pay down of the principal related to the Notes in July 2018 from the proceeds received from the sale of our New York real estate assets.

Recent Developments

Outbreak of COVID-19 Coronavirus

The recent global outbreak of COVID-19 has disrupted economic markets and the economic impact, duration and spread of COVID-19 is uncertain at this time.  In response to this current health crisis, governmental authorities have imposed certain restrictions, including travel bans and recommendations on the limitation of social gatherings, which have directly impacted our ability to continue producing concerts and special events while those restrictions remain in place. Our operational and financial performance may be significantly impacted by COVID-19, however it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, financial position, results of operations, liquidity or cash flows.

Asset Sale – KTBU-TV

On March 23, 2020, we completed an asset sale with KHOU-TV, Inc. under which we agreed to sell our KTBU-DT FCC license and certain assets used in the transmission of the signal in the Houston, Texas, market. The respective assets were classified as held for sale as of December 31, 2019 and further discussed in note 6 of the Notes to Consolidated Financial Statements.

Employees

In July 2016, SAG-AFTRA was certified as the exclusive collective bargaining representative of a bargaining unit of approximately 30 employees at our Los Angeles-based stations KXOL and KLAX.  In October 2018, SAG-AFTRA was also certified as the exclusive collective bargaining representative of a bargaining unit of approximately 10 employees at our Chicago-based station WLEY.  We have been negotiating with representatives of SAG-AFTRA for initial collective bargaining agreements covering such bargaining units.  To date, we have not yet reached initial collective bargaining agreements with SAG-AFTRA covering either bargaining unit

Related Party Transaction

CEO Waiver of Performance Bonus.  Pursuant to his Employment Agreement, our Chief Executive Officer (CEO) was entitled to receive a bonus for 2019 if the Company met certain performance metrics for the year.  Based on the Company’s performance, our CEO would have been entitled to receive a bonus in the amount of $750,000 for 2019 which was recorded as part of our corporate expenses.  Our CEO decided to waive his right to receive a portion of his performance bonus amounting to $500,000, during the fourth quarter of 2019, and notified the Compensation Committee of such decision.  The Compensation Committee accepted our CEO’s waiver and the Company recognized a gain on forgiveness of related party liability of $500,000 which was recorded as a benefit to corporate expenses.

Certain Relationships.  Alessandra Alarcón, the daughter of Raúl Alarcón, our Chief Executive Officer, is employed by us as President of SBS Entertainment. Ms. Alarcón’s total compensation paid during the fiscal years 2019 and 2018 was $0.3 million and $0.2 million, respectively.

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

Going Concern

Management is responsible for evaluating conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. The accompanying financial statements have been prepared assuming we will continue as a going concern, do not include any adjustments that might result if we were unable to do so but, as we have stated under Part I, Item 1A. “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock” and the recent outbreak of COVID-19, as further described above under “—Recent Developments—Outbreak of COVID-19 Coronavirus,” we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2019 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 9.5% for radio licenses and 11.0% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of November 30, 2019. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $4.9 million.

The table below presents the percentage within which the fair values of our broadcasting licenses fall relative to their carrying value as of November 30, 2019 for 9 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of November 30, 2019
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	1	2	6
Carrying value (in thousands)	$21,057	$35,652	$265,005

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the second quarter of 2018, as a result of the interim impairment test, we determined that there was an impairment to our television FCC broadcasting license in Puerto Rico, primarily due to lower industry advertising revenue growth projections in the subject market. We recorded a non-cash impairment loss of approximately $0.5 million that reduced the carrying value of such FCC broadcasting license. The tax impact of the impairment loss was an approximate $0.2 million tax benefit, which was related to the reduction of the book/tax basis difference on our FCC broadcasting license. Outside of the television FCC broadcasting license impairment in Puerto Rico, there were no other impairments of our FCC broadcasting licenses as tested for impairment as of November 30, 2019 for the year ended December 31, 2019.

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

During the years ended December 31, 2019 and 2018, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; and (2) the significant voting control of our Chairman and CEO.

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

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services. The amount of revenue recognized and reported reflects the consideration to which the Company expects to be entitled to receive in exchange for these services and entitled under the contract. The Company allocates the transaction price to each performance obligation and recognizes revenue as the related performance obligations are satisfied, which may occur over time or at a point in time. Our revenue is presented net of agency commissions.  Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. We recognize special events revenue from ticket sales, as well as profit-sharing arrangements, as concerts and events are conducted and occur. Payments received in advance of being earned are recorded as customer advances.

Leases

We analyze if contracts are leases or contain leases at inception. Our analysis includes determining whether the right to control the use of an identified asset for a period of time in exchange for consideration has been transferred to the Company. The term of each lease is determined based on the noncancellable period specified in the agreement together with renewal periods which would provide the Company the option to extend the lease and it were reasonably certain that the Company would excrcise that option, as well as that it is also reasonably certain that the lessor would not preclude the Company from doing so. The lease liabilities and the related right-of-use assets are calculated based on the present value of the lease payments using the lessee’s incremental borrowing rate (“IBR”), if the rate is not defined in the contract. IBR is defined as the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a similar term.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2019 and 2018, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of December 31, 2019, the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2019 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information called on by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2019 and 2018;
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this Annual Report:

•	Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Spanish Broadcasting System, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the 12.5% Senior Secured Notes had a maturity date of April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the notes when they became due. In addition, at December 31, 2019, the Company had a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 2(s) to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification No. 842 Leases.

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

Fort Lauderdale, Florida

March 30, 2020

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,856	$22,468
Receivables:
Trade	40,394	32,769
Barter	197	431
	40,591	33,200
Less allowance for doubtful accounts	1,122	1,649
Net receivables	39,469	31,551
Prepaid expenses and other current assets	7,475	7,480
Assets held for sale	12,474	—
Total current assets	80,274	61,499
Property and equipment, net	23,022	22,414
FCC broadcasting licenses	311,282	321,714
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,308 in 2018	—	1,239
Operating lease right-of-use assets	17,978	—
Other assets	3,682	4,640
Total assets	$469,044	$444,312
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,333	$20,370
Accrued interest	1,513	1,513
Unearned revenue	991	798
Other liabilities	—	9
Operating lease liabilities	948	—
Liabilities held for sale	1,510	—
12.5% senior secured notes (Note 9)	249,864	249,864
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2019 and 2018 and $94,500 and $84,766 of dividends payable as of December 31, 2019 and 2018, respectively.	185,049	175,315
Total current liabilities	460,208	447,869
Other liabilities, less current portion	2,877	3,598
Operating lease liabilities - net of current portion	17,538	—
Deferred tax liabilities	68,718	72,224
Total liabilities	549,341	523,691
Commitments and contingencies (Note 12, 14 and 15)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2019 and 2018	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 shares issued and outstanding at December 31, 2019 and 2018	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2019 and 2018	—	—
Additional paid-in capital	526,201	526,191
Accumulated deficit	(606,502)	(605,574)
Total stockholders’ deficit	(80,297)	(79,379)
Total liabilities and stockholders’ deficit	$469,044	$444,312

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2019 and 2018

(In thousands, except per share data)

	Year Ended
	December 31,
	2019	2018
Net revenue	$156,665	$142,369
Operating expenses:
Engineering and programming	28,881	25,816
Selling, general and administrative	64,792	55,972
Corporate expenses	11,721	10,540
Depreciation and amortization	3,602	3,801
Total operating expenses	108,996	96,129
Loss (gain) on the disposal of assets	365	(12,550)
Recapitalization costs	6,845	6,713
Executive severance expense	1,844	—
Impairment charges	—	483
Other operating income	(16)	—
Operating income	38,631	51,594
Other (expense) income:
Interest expense	(31,245)	(31,862)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Interest income	20	22
(Loss) income before income tax	(2,328)	10,020
Income tax benefit	(1,400)	(6,471)
Net (loss) income	$(928)	$16,491

Class A and B net (loss) income per common share
Basic	$(0.13)	$2.25
Diluted	(0.13)	2.25
Weighted average common shares outstanding:
Basic	7,342	7,324
Diluted	7,342	7,324

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2019 and 2018

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional		Total
	Number of		Number of		Number of		paid-in	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	deficit	deficit
Balance at December 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,147	$(622,065)	$(95,914)
Stock-based compensation	—	—	—	—	—	—	44	—	44
Net income	—	—	—	—	—	—	—	16,491	16,491
Issuance of Class A common stock	—	—	75,000	—	—	—	—	—	—
Balance at December 31, 2018	380,000	4	4,241,991	—	2,340,353	—	526,191	(605,574)	(79,379)
Stock-based compensation	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(928)	(928)
Balance at December 31, 2019	380,000	$4	4,241,991	$—	2,340,353	$—	$526,201	$(606,502)	$(80,297)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(In thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(928)	$16,491
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	9,734	9,734
Loss (gain) on the disposal of assets, net of disposal costs	434	(12,370)
Gain on insurance proceeds received for damage to equipment	(69)	(180)
Impairment charges	—	483
Stock-based compensation	10	44
Depreciation and amortization	3,602	3,801
Net barter income	(921)	(564)
Provision for trade doubtful accounts	906	528
Deferred income taxes	(3,506)	(9,047)
Unearned revenue-barter	803	504
Changes in operating assets and liabilities:
Trade receivables	(9,058)	(1,185)
Prepaid expenses and other current assets	105	718
Other assets	958	(3,949)
Accounts payable and accrued expenses	(194)	1,572
Accrued interest	—	(284)
Other liabilities	324	190
Net cash provided by operating activities	2,200	6,486
Cash flows from investing activities:
Purchases of property and equipment	(3,798)	(2,907)
Proceeds from the sale of property and equipment	6	12,950
Insurance proceeds received for damage to equipment	69	297
Payments towards FCC repack assets	(89)	(89)
Net cash (used) provided by investing activities	(3,812)	10,251
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	—	(10,410)
Net cash used in financing activities	—	(10,410)
Net (decrease) increase in cash and cash equivalents	(1,612)	6,327
Cash and cash equivalents at beginning of year	22,468	16,141
Cash and cash equivalents at end of year	$20,856	$22,468
Supplemental cash flows information:
Interest paid	$31,245	$32,147
Income tax paid, net	$2,354	$1,417

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of or remedies available to creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 10 elsewhere in these Notes to the consolidated financial statements for additional detail regarding the Series B preferred stock litigation.

As discussed in Note 9, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.  On December 16, 2019, we announced in a press release that we had received a letter from a bank stating that it was highly confident of its ability to arrange secured debt financing for up to $300 million that, in combination with a possible additional first lien asset-based financing, would be used to repay our outstanding Notes and to make cash purchases of our Series B preferred stock. We cannot assure you that the bank will be successful in raising that financing, that we will be able to raise the additional contemplated first lien asset-based financing or that we will be able to reach agreement that will be acceptable to us.

The Company has incurred $6.8 million and $6.7 million, respectively, for the years ended December 31, 2019 and 2018, of recapitalization costs, primarily due to professional fees, settlements, severance pay and station relocation costs directly related to our recapitalization efforts. Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

The Company’s inability to obtain financing in adequate amounts and on acceptable terms necessary to repay our Notes and redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B preferred stock litigation, finance future acquisitions, or unexpected crisis such as the recent outbreak of the COVID-19 coronavirus negatively impacts our business, financial position, results of operations, liquidity and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

(b)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2019 and 2018, we incurred bad debt expense of $0.9 and $0.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (“the Act”). We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 4.7 years.

We do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually, as of November 30, 2019, or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level.

Our valuations principally use the discounted cash flow methodology. The key assumptions incorporated in the discounted cash flow model are market revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share and primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. Since a number of factors such as: overall advertising demand, station listenership and viewership, audience tastes, technology, fluctuation in preferred advertising media and the estimated cost of capital may influence the determination of the fair value of our FCC broadcasting licenses, we are unable to predict whether impairments, which could have a material impact on our consolidated financial statements, will occur in the future.

We also consider additional market valuation approaches in assessing whether any impairment may exist at reporting units.  Based on consideration of these factors, we determined that there were no impairments of our FCC broadcasting licenses for the year ended December 31, 2019. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.

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

During 2019 and 2018, we performed interim and annual impairment reviews of our goodwill, as of November 30. Our impairment testing indicated that the estimated enterprise value of our radio reporting unit exceeded its carrying value.  When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. Based on our reviews it was determined that there was no impairment of goodwill for the years-ended December 31, 2019 and 2018.

(h)	Cash and Cash Equivalents

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

(j)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $1.3 million and $1.1 million in the years ended December 31, 2019 and 2018, respectively.

(k)	Contingent Liabilities and Gains

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

(l)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, the realization of deferred tax assets, the useful lives and future cash flows used for testing the recoverability of property and equipment, the recoverability of FCC broadcasting licenses, goodwill and other intangible assets, the fair value of Level 2 and Level 3 financial instruments, production tax credits, the assessment as to whether it is reasonably certain that we will exercise our options to extend lease terms when available, the present value of lease payments used to calculate our lease liabilities and related right-of-use assets which includes the use of estimated incremental borrowing rate (“IBR”), contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

(m)	Concentration of Business and Credit Risks

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Los Angeles, and Miami markets accounted for more than 65% of net revenue for the years ended December 31, 2019 and 2018. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(n)	Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share was computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss) income per common share for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Twelve Months Ended December 31,
	2019			2018
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net (loss) income per share:
Numerator
Allocation of undistributed earnings	$(536)	$(296)	$(96)	$9,510	$5,270	$1,711
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,224	2,340	760
Basic net (loss) income per share	$(0.13)	$(0.13)	$(0.13)	$2.25	$2.25	$2.25

Diluted net (loss) income per share:
Numerator
Allocation of undistributed earnings	$(536)	$(296)	$(96)	$9,510	$5,270	$1,711
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,224	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,224	2,340	760
Diluted net (loss) income per share	$(0.13)	$(0.13)	$(0.13)	$2.25	$2.25	$2.25

Common stock equivalents excluded from calculation of diluted net (loss) income per share as the effect would have been anti-dilutive:	435	—	—	370	—	—

(o)	Fair Value Measurement

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

•	Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
(p)	Share-Based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2019 and 2018 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(q)	Leasing (Operating Leases)

We analyze if contracts are leases or contain leases at inception. Our analysis includes determining whether the right to control the use of an identified asset for a period of time in exchange for consideration has been transferred to the Company. The term of each lease is determined based on the noncancellable period specified in the agreement together with renewal periods which would provide the Company the option to extend the lease and it were reasonably certain that the Company would excrcise that option, as well as that it is also reasonably certain that the lessor would not preclude the Company form doing so. The lease liabilities and the related right-of-use assets are calculated based on the present value of the lease payments using the lessee’s incremental borrowing rate (“IBR”), if the rate is not defined in the contract. IBR is defined as the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a similar term.

(r)	Segment Reporting

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

(s)	Recently Issued Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 helps organizations align their accounting for production costs for films and episodic content produced for television and streaming services.  The standard addresses when an organization should assess films and license agreements for program material for impairment at the film-group level, revises presentation requirements; requires new disclosures about content that is either produced or licensed; and, addresses cash flow classification for license agreements. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have adopted the new standard effective January 1, 2020 with no material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) – Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  We have adopted the new standard effective January 1, 2020 with no material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The guidance eliminates the requirement to disclose the valuation process for Level 3 fair value measurements. The methodology used to arrive at the fair value of the Series B preferred stock results in a Level 3 classification.  The Company has adopted this ASU, effective January 1, 2020 with no impact on our financial position or results of operations and has updated its disclosures in accordance with the requirements of this ASU.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date for ASC 606 on revenue recognition. The update is effective through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this ASU, effective January 1, 2020 with no impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments which introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements and will be applied using the modified-retrospective approach. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326), which delayed the effective date for smaller reporting public companies until fiscal years beginning after December 15, 2022. Early adoption is permitted as of the fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company has not currently adopted this ASU. Based on our preliminary assessment, the Company does not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018
Local, national, digital and network	$153,856	$143,647
Special events	9,746	6,860
Barter	8,019	6,309
Other	7,264	6,658
Gross revenue	178,885	163,474
Less: Agency commissions and other	22,220	21,105
Net revenue	$156,665	$142,369

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

For the years ended December 31, 2019 and 2018, barter revenue of $8.0 and $6.3 million was offset by barter expense of $7.6 million and $5.7 million, respectively.

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

Contract Balances

During the years ended December 31, 2019 and 2018, there were $0.4 million of local, national and digital revenue recognized that were included in the unearned revenue balances at the beginning of each period, respectively.  During the years ended December 31, 2019 and 2018, there were $0.1 million of special events revenue recognized that were included in the unearned balances at the beginning of each period, respectively.  During years ended December 31, 2019 and 2018, there were $0.5 million and $0.3 million of barter revenue that were included in the unearned revenue balances at the beginning of each period, respectively.  Network and other revenue recognized during the years ended December 31, 2019 and 2018, that were included in unearned revenue balances at the beginning of each period were not significant.  At December 31, 2019 there was $2.0 million of variable consideration in the form of agency based volume discounts accrued as contract liabilities within accrued expenses as compared to $2.1 million at December 31, 2018. Variable consideration in the form of agency based volume discounts of $2.0 million and $2.1 million were recognized and recorded as contract liabilities within accrued expenses during the years ended December 31, 2019 and 2018, respectively.

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

(4)	Leases

The Company has commitments under operating leases for office space and radio tower sites used in its operations. Our leases have initial lease terms that expire between 2020 and 2082, most of which include options to extend or renew the leases. Currently, we do not have finance leases. Our annual rental expenses can range from less than $3 thousand up to $0.5 million. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

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

The following table summarizes the components of lease cost for the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$4,202
Sublease income	(1,872)
Total lease cost	$2,330

Lease costs for the year ended December 31, 2018 include minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases during the year ended December 31, 2018 amounted to $3.9 million.

At December 31, 2019, amounts reported in the Consolidated Balance Sheet are as follows (in thousands):

Year Ended
Operating Leases:	December 31, 2019
Operating lease right-of-use assets	$17,978

Operating lease liabilities	948
Operating lease liabilities - net of current portion	17,538
Total operating lease liabilities	$18,486

Other information
Operating cash flows from operating leases	$1,775
Right-of-use assets obtained in exchange for new lease liabilities	$7,701
Weighted-average remaining lease term	13.8 years
Weighted average discount rate	12.7%

At year end December 31, 2019, the company reclassified $1.6 million of operating lease right of use assets and $1.5 million of operating lease liabilities to assets and liabilities held for sale, further discussed in Note 6 – Assets and Liabilities Held For Sale.

Future minimum lease payments under operating leases as of December 31, 2019 are as follows (in thousands):

Year ending December 31:
2020	$3,202
2021	2,976
2022	2,922
2023	2,791
2024	2,851
Thereafter	28,694
Total undiscounted lease payments	$43,436
Less: imputed interest	24,950
Total lease liabilities	$18,486

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2023.  Future minimum rental income to be received under these agreement as of December 31, 2019 is as follows:

Year ending December 31:
2020	$558
2021	436
2022	311
2023	104
2024	—
Total undiscounted lease payments	$1,409

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Production tax credits	$2,938	$2,513
FCC repack assets (1)	1,430	1,086
Prepaid expenses	2,511	3,432
Other current assets	596	449
	$7,475	$7,480

(1)

Pursuant to the FCC’s Television Broadcast Incentive Auction, repack assets are reimbursable by the FCC, of which $1.2 million of the balance is being used towards the build-out of a third party antenna with the remaining $0.2 million being used in the construction and purchase of company assets.

(6)	Assets and Liabilities Held for Sale

During 2019, the Company entered into a brokerage agreement with a broker to market various assets related to our Houston, KTBU, operations which are part of our television assets. The Company’s KTBU FCC license, certain transmission related fixed assets and an operating lease related to the transmission site have been reclassified to assets and liabilities held for sale as these assets were approved for immediate sale in their present condition, were expected to be sold within one year and management was actively working to locate buyers for these assets.  On January 21, 2020, the Company entered into an asset purchase agreement with KHOU-TV, Inc. to sell these assets for $15 million, exclusive of closing costs, and the Company subsequently closed on the sale on March 23, 2020.  Assets with a carrying amount of $12.5 million were reclassified to assets held for sale and operating lease liabilities with a carrying amount of $1.5 million were reclassified to liabilities held for sale.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20-45, Discontinued Operations, a disposal of a component of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. Management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Houston, TX, market were not reported as discontinued operations. Operating income for our Houston station was $0.3 million for the year ended December 31, 2019.

A summary of assets and liabilities held for sale as of December 31, 2019 is as follows (in thousands):

2019
FCC broadcasting licenses	$10,432
Property and equipment, net	425
Operating lease right-of-use asset	1,617
Assets held for sale	$12,474

Operating lease liabilities	$54
Operating lease liabilities, net of current portion	1,456
Liabilities held for sale	$1,510

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

(7)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018	Estimated useful lives
Land	$6,456	$6,456	—
Building and building improvements	22,569	22,385	7–20 years
Tower and antenna systems	5,402	5,627	10 years
Studio and technical equipment	21,177	22,413	5–10 years
Furniture and fixtures	3,331	3,175	5–10 years
Transmitter equipment	8,609	8,605	10 years
Leasehold improvements	3,413	3,064	1–20 years
Computer equipment and software	9,650	8,807	3–5 years
Other	2,419	2,328	3–5 years
	83,026	82,860
Less accumulated depreciation	(60,004)	(60,446)
	$23,022	$22,414

During the years ended December 31, 2019 and 2018, depreciation of property and equipment totaled $3.6 and $3.8 million, respectively.

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Accounts payable – trade	$2,050	$1,913
Accrued compensation and commissions	8,463	7,209
Accrued professional fees	1,559	1,745
Accrued music license fees	1,395	2,157
Accrued step-up leases	—	448
Accrued franchise and rent tax	1,273	1,735
Other accrued expenses	5,593	5,163
	$20,333	$20,370

(9)	12.5% Senior Secured Notes due 2017

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

At December 31, 2019, there is $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We sold our Los Angeles real estate for $14.7 million and a portion of our Puerto Rico television spectrum for $5.5 million, during 2017, and our New York real estate for $14.0 million in the third quarter of 2018, whose net proceeds, as defined by the Indenture,we used to repay a portion of the Notes.  See Note 2 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

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

A summary of the outstanding balance of our Notes, as of December 31, 2017 and changes through the year ended December 31, 2019, is presented below (in thousands). Redemptions listed below were made with the net proceeds of asset sales described above.

12.5% Senior Notes due 2017, as of December 31, 2017	$260,274
Redemption of Notes (August 23, 2018)	(10,410)
12.5% Senior Notes due 2017, as of December 31, 2019 and 2018	$249,864

(a)	Interest

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the twelve-month period ended December 31, 2019.

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

For additional detail regarding the Series B preferred stock litigation, see Note 15, Litigation, of the Notes to the Consolidated Financial Statements.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign persons, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B preferred stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.  Such suspension of rights was meant from the outset to be a temporary and reasonable measure, intended to elicit the information necessary to determine which Series B preferred stock sales were proper under the Charter. The Company pledged to restore the suspended rights to each shareholder that demonstrated it was neither an alien nor a representative of an alien or upon a showing that its ownership of Series B preferred stock (including stakes held by any non-U.S. entities) complies with Section 310(b) of the Communications Act and the Charter.

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

As of December 31, 2019, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $94.5 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the years 2019 and 2018, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

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

Accounting for Share-Based Compensation

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2019 and 2018 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2019 and 2018, share-based compensation totaled $10 thousand and $44 thousand, respectively.

As of December 31, 2019, there was no unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2019 and 2018, no stock options were exercised; therefore, no cash payments were received.  In addition, during the years ended December 31, 2019 and 2018 we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The per share weighted average fair value of the stock options granted to employees during 2019 was $0.21.  The following weighted average assumptions were used for each respective period:

2019
Expected term	7
Dividends to common stockholders	None
Risk-free interest rate	2.58%
Expected volatility	140.99

Our computation of expected volatility for the year ended December 31, 2019 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2019 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019 and 2018, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2017	393	$3.48
Granted	—	—
Exercised	—	—
Forfeited	(23)	3.39
Outstanding at December 31, 2018	370	$3.49
Granted	75	0.22
Exercised	—	—
Forfeited	(10)	7.30
Outstanding at December 31, 2019	435	$2.84	$8,325	6.8
Exercisable at December 31, 2019	385	$3.18	$2,775	6.3

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2019 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$0.22 - 0.99	25	50	$0.22	10.6	25	$0.22
1.00 - 1.99	10	—	1.03	1.8	10	1.03
2.00 - 2.99	75	—	2.99	8.0	75	2.99
3.00 - 4.99	260	—	3.14	5.9	260	3.14
5.00 - 9.99	10	—	7.70	0.8	10	7.70
10.00 - 17.90	5	—	17.90	0.4	5	17.90
	385	50	$2.84	6.8	385	$3.18

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2019 and 2018, there were no nonvested shares outstanding.

(12)	Commitments

(a)	Employment and Service Agreements

At December 31, 2019, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2024. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2020	$9,793
2021	7,453
2022	4,593
2023	1,284
2024	271
Thereafter	—
$23,394

(b)	401(k) Profit-Sharing Plan

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

(c)	Other Commitments

At December 31, 2019, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2020	$9,871
2021	1,819
2022	666
2023	—
2024	—
$12,356

(13)	Income Taxes

Total income tax benefit, from continuing operations, for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Income tax benefit	$(1,400)	$(6,471)

For the years ended December 31, 2019 and 2018, loss before income tax (benefit) expense consists of the following (in thousands):

	2019	2018
U.S. operations	$(7,222)	$4,107
Foreign operations	4,894	5,913
	$(2,328)	$10,020

The components of the provision for income tax (benefit) expense from continuing operations included in the consolidated statements of operations are as follows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Current:
Federal	$73	$212
State and local, net of federal income tax benefit	81	65
Foreign	1,952	2,299
	2,106	2,576

Deferred:
Federal	(1,785)	(8,804)
State and local, net of federal income tax benefit	(1,721)	(243)
Foreign	—	—
	(3,506)	(9,047)
Total income benefit expense, from continuing operations	$(1,400)	$(6,471)

For the year ended December 31, 2019 and 2018, approximately $3.3 million and $2.3 million, respectively, of Puerto Rico NOL carry-forwards were utilized. For the year ended December 31, 2019 and 2018, $24.3 million and $0.2 million, respectively, federal NOL carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Federal and state NOL carry-forwards	$28,210	$35,350
Foreign NOL carry-forwards	6,721	7,912
FCC licenses	6,543	6,204
Allowance for doubtful accounts	804	1,174
Unearned revenue	316	263
AMT credit	1,228	1,121
Interest disallowance	11,571	8,084
Property and equipment	2,116	1,228
Accrued foreign withholding	2,693	2,513
Production costs	6,046	6,785
Stock-based compensation	118	134
Intercompany expenses	8,127	6,966
Accrued Vacation/Bonus/Payroll	825	654
Right of use liability	5,917	—
Other	1,673	1,781
Total gross deferred tax assets	82,908	80,169
Less valuation allowance	(57,538)	(64,425)
Net deferred tax assets	25,370	15,744
Deferred tax liabilities:
FCC licenses and goodwill	88,291	87,968
Right of use asset	5,797	—
Total gross deferred tax liabilities	94,088	87,968
Net deferred tax liability	$68,718	$72,224

The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was a decrease of $6.9 million and an increase of $1.7 million, respectively. The valuation allowance at 2019 and 2018 was primarily related to domestic pre tax reform carry-forwards, future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses, intercompany expenses, production costs, and other various items. In 2019, the overall decrease in the valuation allowance was a result of the utilization of pre-reform NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management also considered the company’s going concern as part of their assessment. As of December 31, 2019, the valuation allowance is comprised of $31.7 million in the US and $25.8 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2019, we have federal and state NOL carry-forwards available of approximately $92.1 million and $91.3 million, respectively. A portion of these NOL carry-forwards available to offset future taxable income were generated pre-tax reform and therefore expire from the years 2020 through 2037. In addition, at December 31, 2019, we have foreign NOL carry-forwards of approximately $24.2 million available to offset future taxable income expiring from the years 2020 through 2024.

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

Total income tax (benefit) expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2019 and 2018, as a result of the following:

	2019	2018
Computed “expected” tax (benefit) expense	21.0%	21.0%
State and local income taxes, net of federal benefit	23.7	(4.1)
Intercompany debt charge off	—	(135.4)
Foreign tax differential	(18.2)	7.5
Prior year adjustment	2.8	—
Current year change in valuation allowance	221.4	(6.9)
Nondeductible expenses	(1.3)	4.3
Florida valuation allowance release	24.7	—
Nondeductible interest expense	(87.8)	20.4
US GILTI tax inclusion	(34.1)	10.2
Non-deductible recapitalization costs	(61.7)	14.6
U.S. 162(m) limitation	(22.0)	—
Meals and entertainment disallowance	(3.7)	—
Puerto Rico management fee	(2.2)	—
Puerto Rico tax credits sold	4.4	—
Parking disallowance	(1.2)	—
Foreign-derived intangible income deduction	1.9	—
Change in effective rate	19.9	2.2
Return to provision	(12.4)	(0.2)
Puerto Rico withholding taxes	(7.7)	—
Puerto Rico alternative minimum tax	(3.8)	—
Other	(3.5)	1.8
	60.2%	(64.6)%

During 2018, the company wrote off intercompany debt with its Puerto Rico subsidiary for US income tax purposes. This resulted in a favorable deduction for the US consolidated group. These amounts are included as components of income tax expense from continuing operations in the fourth quarter of 2018 and had a (135.4%) impact on our annual effective income tax rate. This did not reoccur for 2019.

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

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2015 through 2018. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2013 through 2018.

For the years ended December 31, 2019 and 2018, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2015 through December 31, 2018, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2019. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

(14)	Contingencies

Local Tax Assessment

The Company received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,993,624 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $475,000, based upon our current best estimate of probable loss, was charged to operations in the second quarter of 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $185.0 million as of December 31, 2019), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018.  The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted the Company’s motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court.  On September 24, 2019, we filed counterclaims in this matter claiming that certain of the plaintiffs are not valid holders of Series B Preferred stock because their purported purchases were attempted in violation of the Charter and were therefore void as a legal matter by operation of the Charter.  On December 18, 2019, we filed a motion for summary judgment against the affected plaintiffs with respect to this issue, and that motion remains pending before the court.

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

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes	Level 2	$249.9	263.5	$249.9	258.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	185.0	66.0	175.3	37.8

From time to time, certain assets or liabilities may be recorded at fair value on a non-recurring basis. During the second quarter 2018, the Company determined there was an impairment on it Puerto Rico television market FCC broadcasting license. A non-cash impairment of $0.5 million was recorded to reduce the carrying value of the license to its fair value (Level 3 non-recurring fair value measure).  Key assumptions used in the discounted cash flow method used to arrive at the fair value were : 0.5% revenue growth, 2.0% mature market share, 24% mature operating profit margin, and a 12% discount rate.  At December 31, 2018, the fair value of this license exceeded its carrying value.  There were no FCC broadcasting license impairments in 2019.

(17)	Segment Data

The following summary table presents separate financial data for each of our operating segments. The accounting applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see Note 2(r)). We evaluate the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Year Ended
	December 31,
	2019	2018
Net revenue:
Radio	$140,385	$126,399
Television	16,280	15,970
Consolidated	$156,665	$142,369
Engineering and programming expenses:
Radio	$22,283	$21,101
Television	6,598	4,715
Consolidated	$28,881	$25,816
Selling, general and administrative expenses:
Radio	$58,351	$49,585
Television	6,441	6,387
Consolidated	$64,792	$55,972
Corporate expenses:	$11,721	$10,540
Depreciation and amortization:
Radio	$1,623	$1,659
Television	1,768	1,907
Corporate	211	235
Consolidated	$3,602	$3,801
Loss (gain) on the disposal of assets, net:
Radio	$(62)	$(3)
Television	427	(6)
Corporate	—	(12,541)
Consolidated	$365	$(12,550)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	6,845	6,713
Consolidated	$6,845	$6,713
Executive severance expenses:
Radio	$—	$—
Television	—	—
Corporate	1,844	—
Consolidated	$1,844	$—
Impairment charges:
Radio	$—	$—
Television	—	483
Corporate	—	—
Consolidated	$—	$483
Other operating income:
Radio	$(16)	$—
Television	—	—
Corporate	—	—
Consolidated	$(16)	$—
Operating income (loss):
Radio	$58,206	$54,057
Television	1,046	2,484
Corporate	(20,621)	(4,947)
Consolidated	$38,631	$51,594

	Year Ended
	December 31,
	2019	2018
Capital expenditures:
Radio	$2,003	$2,493
Television	1,337	232
Corporate	458	182
Consolidated	$3,798	$2,907

	December 31,	December 31,
	2019	2018
Total Assets:
Radio	$407,633	$386,303
Television	58,465	55,052
Corporate	2,946	2,957
Consolidated	$469,044	$444,312

(18)Retirement of Senior Executive Vice President and Chief Financial Officer

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

Under the Separation Agreement, the former SEVP/CFO received his earned base salary and expenses through the Separation Date, plus $1,750,000 in cash severance.  The cash severance amount represents two times his base salary (that he was entitled to receive under his employment agreement with the Company plus an additional $700,000, and the cash severance will be paid out over a 12 month period.  The former SEVP/CFO’s vested stock options will also remain exercisable following the Separation Date, until the expiration of the applicable option term.  The former SEVP/CFO is also entitled to continue to participate in the Company’s group health plan for six months following the Separation Date at the Company’s expense.  Thereafter, the former SEVP/CFO may elect COBRA continuation coverage (subject to eligibility and timely election). If he elects such coverage, the Company will pay him a cash lump sum amount equivalent to 18 months of monthly COBRA premiums for the coverage elected.  For the year ended December 31, 2019, we expensed $1.8 million as executive severance expenses which includes severance pay, future benefits and other expenses.  As of December 31, 2019, within accounts payable and accrued expenses, there is approximately $0.4 million that remains accrued related to the executive severance expense.

(19)	Related Party Transaction

(a)	CEO Waiver of Performance Bonus

Pursuant to his Employment Agreement, our Chief Executive Officer (CEO) was entitled to receive a bonus for 2019 if the Company met certain performance metrics for the year.  Based on the Company’s performance, our CEO would have been entitled to receive a bonus in the amount of $750,000 for 2019 which was recorded as part of our corporate expenses.  Our CEO decided to waive his right to receive a portion of his performance bonus amounting to $500,000 and notified the Compensation Committee of such decision.  The Compensation Committee accepted our CEO’s waiver and the Company reversed its prior bonus accrual by $500,000 and recorded it as a benefit to corporate expenses.

(b)	Certain Relationships

Alessandra Alarcón, the daughter of Raúl Alarcón, our Chief Executive Officer, is employed by us as President of SBS Entertainment. Ms. Alarcón’s total compensation paid during the fiscal years 2019 and 2018 was $0.3 million and $0.2 million, respectively.

(20)	Subsequent Events

Outbreak of COVID-19 Coronavirus

The recent global outbreak of COVID-19 has disrupted economic markets and the economic impact, duration and spread of COVID-19 is uncertain at this time.  In response to this current health crisis, governmental authorities have imposed certain restrictions, including travel bans and recommendations on the limitation of social gatherings, which have directly impacted our ability to continue producing concerts and special events while those restrictions remain in place. Additionally, significant estimates, as further discussed in note 2(l), which include but are not limited to our FCC broadcasting licenses, goodwill, our allowance for doubtful accounts and the fair value of our Level 2 and Level 3 financial instruments maybe materially and adversely impacted by further governmental actions designed to contain the outbreak of COVID-19. Our operational and financial performance may be significantly impacted by COVID-19, however it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, financial position, results of operations, liquidity or cash flows, at this time.

Enactment of H.R.748, The CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, in response to COVID-19. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the pandemic. Significant impacts of the CARES Act include an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest for the 2019 and 2020 tax years.  As a result of the increased interest deduction, the NOL utilization is expected to decrease in 2019 and 2020 resulting in additional carry forwards to be used in future years. The Company is assessing the potential impact of the CARES Act but is currently unable to provide an estimate on the income tax effects due to the timing of the expedited legislation.

Asset Sale – KTBU-TV

On March 23, 2020, the Company completed an asset sale with KHOU-TV, Inc. under which the Company agreed to sell its KTBU-DT FCC license and certain assets used in the transmission of the signal in the Houston, Texas, market. The respective assets were classified as held for sale as of December 31, 2019 and further discussed in note 6 of the Notes to the Consolidated Financial Statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts

Years Ended December 31, 2019 and 2018

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
Description	year	expense	accounts	Deductions (1)	end of year
Year ended December 31, 2018:
Allowance for doubtful accounts	$1,529	528	—	(408)	1,649
Valuation allowance on deferred taxes	62,688	1,737	—	—	64,425
Year ended December 31, 2019:
Allowance for doubtful accounts	$1,649	906	—	(1,433)	1,122
Valuation allowance on deferred taxes	64,425	(6,887)	—	—	57,538

(1)	Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
4.6	Description of Securities Registered Pursuant to Section 12 of the
	Securities Exchange Act of 1934.	X
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein. (p)		S-4			6/29/94
10.2*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.3*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.4*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.5*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.6*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.7*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.8*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.9*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.10*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.11*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04
10.12	Merger Agreement dated as of October 5, 2004 among Infinity
	Media Corporation, Infinity Broadcasting Corporation of

	San Francisco, Spanish Broadcasting System, Inc. and
	SBS Bay Area, LLC.	8-K		10.1	10/12/04
10.13	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.	8-K		10.2	10/12/04
10.14	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.	8-K		4.3	12/27/04
10.15*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.	10-Q	3/31/05	10.1	5/10/05
10.16*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Joseph A. García.	10-Q	3/31/05	10.2	5/10/05
10.17*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.	10-Q	6/30/06	10.2	8/8/06
10.18	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.	8-K		10.1	10/30/06
10.19	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.	8-K		10.2	10/30/06
10.20	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.	8-K		10.3	10/30/06
10.21	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.	8-K		10.4	10/30/06
10.22	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.	8-K		10.1	1/10/07
10.23	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.	8-K		10.2	1/10/07
10.24	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.	8-K		10.3	1/10/07
10.25	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.	8-K		10.4	1/10/07
10.26*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.	10-K	12/31/06	10.116	3/17/08
10.27*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.	10-Q	9/30/07	10.2	11/11/07
10.28*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.	8-K		10.1	8/8/08
10.29*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.	10-Q	6/30/10	10.1	8/13/10
10.30*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.	10-Q	6/30/11	10.1	8/12/11
10.31*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.	8-K		10.1	6/11/14
10.32*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Raúl Alarcón.	10-K	12/31/2016	10.32	4/19/17
10.33*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Joseph A. García.	10-K	12/31/2016	10.33	4/19/17
10.34*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Manuel E. Machado.	10-K	12/31/2016	10.34	4/19/17
10.35*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Jason L. Shrinsky.	10-K	12/31/2016	10.35	4/19/17
10.36*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and José A. Villamil.	10-K	12/31/2016	10.36	4/19/17
10.37*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Mitchell A. Yelen.	10-K	12/31/2016	10.37	4/19/17

10.38	Forbearance agreement dated May 8, 2017 among the Company, the
	Guarantors and the Supporting Holders		10-Q	3/31/2017	10.1	5/22/17
10.39	Contract of Purchase and Sale, dated May 15, 2017, among
	Spanish Broadcasting System, Inc. and Harbor Associates, LLC.		10-Q	6/30/2017	10.1	8/14/17
10.40	Contract of Purchase and Sale, dated September 12, 2017, between
	Alarcón Holdings, Inc. and 26 W. 56 LLC.		10-Q	9/30/2017	10.1	11/14/17
10.41	Amendment to Contract of Purchase and Sale, dated October 31, 2017,
	between Alarcón Holdings, Inc. and 26 W. 56 LLC		10-Q	9/30/2017	10.2	11/14/17
10.42*	Employment Agreement dated as of August 1, 2016, by and between
	the Company and Richard D. Lara.		10-K	12/31/2017	10.42	5/23/18
10.43*	Amendment to Employment Agreement dated as of February 1, 2018,
	by and between the Company and Richard D. Lara		10-K	12/31/2017	10.43	5/23/18
10.44*	Employment Agreement dated as of February 21, 2018, by and
	between the Company and Albert Rodriguez.		10-K	12/31/2017	10.44	5/23/18
10.45*	Employment Agreement dated as of May 29, 2018, by and
	between the Company and Raúl Alarcón.		8-K		10.1	6/1/18
10.46*	Employment Agreement dated as of January 28, 2019, by and between the Company and José I. Molina.		10-K	12/31/2018	10.46	4/1/19
10.47	Separation agreement dated as of May 31, 2019, by and between
	the Company and Jose Antonio Garcia		10-Q	6/30/2019	10.47	8/9/19
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe LLP.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2020.

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