Form 10-Q
period 2020-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2020-07-06
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 24, 2020, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Explanatory Note

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on April 29, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, because the novel coronavirus disease pandemic, known as COVID-19 (“COVID-19”), had a negative impact on the Company’s ability to complete the normal closing processes and internal reviews that are required to timely file the Form 10-Q.

Due to the impact of the COVID-19 pandemic, our key employees were limited in conducting normal business activities, including the preparation and review of this Quarterly Report on Form 10-Q.  In following the recommendations of governmental health authorities to minimize exposure risk for our employees, we had most employees work remotely.  We also had to furlough some employees.  As a result of our reduced workforce, the limited size of our accounting staff, limited access to our facilities and certain technology systems that our staff relies on to prepare our Form 10-Q, we experienced difficulties in completing the normal closing processes and internal reviews that are required to timely file the Form 10-Q.  In addition, these restrictive measures and the economic impacts of the COVID-19 pandemic required additional time for us to assess the impact of COVID-19 on our operations, financial position and cash flows.

On March 4, 2020, the Securities and Exchange Commission issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”). As previously disclosed in the Form 8-K, for the reasons discussed above, we relied on the Order to delay the filing of this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Exchange Act.

Spanish Broadcasting System, Inc. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions.

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan and restructuring efforts, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, and those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020 (the “Annual Report”), in Part II, “Item 1A. Risk Factors” elsewhere in this quarterly report on Form 10-Q, and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$36,600	$20,856
Receivables:
Trade	35,615	40,394
Barter	141	197
	35,756	40,591
Less allowance for doubtful accounts	1,277	1,122
Net receivables	34,479	39,469
Prepaid expenses and other current assets	7,848	7,475
Assets held for sale	—	12,474
Total current assets	78,927	80,274
Property and equipment, net of accumulated depreciation of $60,443 in 2020 and $60,004 in 2019	22,865	23,022
FCC broadcasting licenses	297,179	311,282
Goodwill	32,806	32,806
Operating lease right-of-use assets	17,159	17,978
Other assets	4,425	3,682
Total assets	$453,361	$469,044
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,719	$20,333
Accrued interest	1,617	1,513
Unearned revenue	1,602	991
Operating lease liabilities	840	948
Liabilities held for sale	—	1,510
12.5% senior secured notes (note 9)	249,864	249,864
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2020 and December 31, 2019 and $96,934 and $94,500 of dividends payable as of March 31, 2020 and December 31, 2019, respectively (note 10)	187,483	185,049
Total current liabilities	461,125	460,208
Other liabilities, less current portion	2,808	2,877
Operating lease liabilities - net of current portion	17,350	17,538
Deferred tax liabilities	66,703	68,718
Total liabilities	547,986	549,341
Commitments and contingencies (note 7)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	526,203	526,201
Accumulated deficit	(620,832)	(606,502)
Total stockholders’ deficit	(94,625)	(80,297)
Total liabilities and stockholders’ deficit	$453,361	$469,044

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2020	2019
Net revenue	$36,275	$37,355
Operating expenses:
Engineering and programming	7,674	7,031
Selling, general and administrative	18,241	19,254
Corporate expenses	2,824	2,751
Depreciation and amortization	846	873
Total operating expenses	29,585	29,909
Gain on disposal of assets, net of disposal costs	(3,186)	(36)
Recapitalization costs	1,684	1,930
Impairment charges	14,103	—
Other operating income	—	(17)
Operating (loss) income	(5,911)	5,569
Other expense:
Interest expense, net	(7,916)	(7,807)
Dividends on Series B preferred stock classified as interest expense (note 10)	(2,434)	(2,434)
Loss before income tax	(16,261)	(4,672)
Income tax loss (benefit)	(1,931)	(740)
Net loss	$(14,330)	$(3,932)
Class A and B net loss per common share (note 3)
Basic	$(1.95)	$(0.54)
Diluted	$(1.95)	$(0.54)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,330)	$(3,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense (note 10)	2,434	2,434
Gains on the disposal of assets (net of disposal costs) and from insurance proceeds received for damaged equipment	(3,186)	(36)
Impairment charges	14,103	—
Stock-based compensation	2	—
Depreciation and amortization	846	873
Net barter (income) loss	(229)	116
Provision for trade doubtful accounts	210	224
Deferred income taxes	(2,015)	(1,060)
Unearned revenue	767	(7)
Changes in operating assets and liabilities:
Trade receivables	4,724	3,153
Prepaid expenses and other current assets	(337)	278
Other assets	(743)	(492)
Accounts payable and accrued expenses	(830)	(571)
Accrued interest	104	—
Other liabilities	(69)	(9)
Net cash provided by operating activities	1,451	971
Cash flows from investing activities:
Purchases of property and equipment	(869)	(1,173)
Net proceeds (payments) towards FCC repack assets	147	(98)
Proceeds from the sale of property and equipment	15,004	—
Insurance proceeds received for damage to equipment	11	36
Net cash provided by (used in) investing activities	14,293	(1,235)
Cash flows from financing activities:	—	—
Net increase (decrease) in cash and cash equivalents	15,744	(264)
Cash and cash equivalents at beginning of period	20,856	22,468
Cash and cash equivalents at end of period	$36,600	$22,204
Supplemental cash flows information:
Interest paid	$7,811	$7,811
Income tax paid	$37	$97

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three-month periods ended March 31, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed by the Company on March 30, 2020 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2020 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2020 are not necessarily indicative of the results for the entire year ending December 31, 2020, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020 and December 31, 2019, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of or remedies available to creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available. The Company is currently involved in litigation with some holders of the Series B preferred stock. See Note 7 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation.

As discussed in Note 9, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes, as discussed in Note 10.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.

The Company has incurred $1.7 million for the three-months ended March 31, 2020 of recapitalization costs, primarily due to professional fees directly related to our recapitalization efforts. Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

The Company’s inability to obtain financing in adequate amounts and on acceptable terms necessary to repay our Notes and redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B preferred stock litigation, finance future acquisitions, or unexpected crisis such as the recent outbreak of the novel coronavirus disease known as COVID-19 (“COVID-19”) negatively impacts our business, financial position, results of operations, liquidity and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Impact of the COVID -19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. The COVID-19 pandemic has resulted in the temporary disruptions of many of the Company’s advertisers’ businesses thereby impacting the Company’s core source of revenue, which has had a material impact on its operations and financial condition. The impact of COVID-19 on the capital markets could also impact the Company’s ability and cost to obtain necessary financing. Many advertisers have reduced or ceased their advertising spend due to the outbreak and stay at home orders which have temporarily shut many businesses down.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. The Company is actively monitoring the COVID-19 situation and its impact on the markets it serves. The Company is taking reasonable precautionary measures as directed by health authorities and local, state and national governments. Due to continuing uncertainties regarding the COVID-19 pandemic, it is impossible to predict the total impact that the pandemic will have on the Company’s business. If public and private entities continue to implement restrictive measures, the material adverse effect on the Company’s business, results of operations, financial condition, liquidity and cash flows could continue.

The Company has initiated the following strategies to reduce expenses and preserve cash:

•	limiting capital expenditures;
•	reduced content production;
•	eliminated advertising and marketing;
•	reducing discretionary spending;
•	eliminated travel and entertainment except for essential business needs;
•	furloughing certain employees;
•	requesting discounts from vendors and/or payment plans.

To the extent the business disruption continues for an extended period, additional cost management actions will be considered to protect the Company’s long-term financial health and ensure its ability to continue serving its viewers, listeners and advertisers.

Since March, most of the Company’s employees have been working from home, with only certain essential employees working on site. For employees working at the Company’s facilities, it has instituted social distancing protocols, increased the level of cleaning and sanitizing and undertaken other actions to make its facilities safer. The Company is generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. As of the date of these financial statements, the Company does not believe its work from home protocol has adversely impacted its internal controls, financial reporting systems or its operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act allocated $349 billion to the Paycheck Protection Program (the “PPP”). An additional $310 billion was allocated to the PPP with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act (“CARES 2.0”) on April 21, 2020. Subsequently, on June 5, 2020, the Paycheck Protection Flexibility Act of 2020 (“Flexibility Act”) was signed into law, amending the CARES Act. Based on the Company’s preliminary analysis of the CARES Act, the benefits it has already taken advantage of or expects to recognize include:

•

applying for and receiving an unsecured loan in the amount of approximately $6.5 million pursuant to and funded by the U.S. Payment Protection Program (the “PPP”) to cover certain payroll, benefit, rent and utility expenses during the second and third quarters of 2020. The Company intends to apply for forgiveness of the PPP amounts received although there can be no guarantee that the amounts will be forgiven. New guidance on the criteria for forgiveness continues to be released. See Note 13 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the PPP.

•

relaxation of interest expense deduction limitation for income tax purposes. The limitation on interest increases from 30% to 50% for 2019 and 2020. This results in an expected benefit relating to 2019 in the amount of $2.8 million. The Company also expects to deduct additional interest in 2020 as a result of this legislation.

The Company continues to review and consider any available potential benefit under the CARES Act for which it may qualify. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and it cannot assure you that it will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, the realization of deferred tax assets, the useful lives and future cash flows used for testing the recoverability of property and equipment, the recoverability of FCC broadcasting licenses, and goodwill, the recoverability of right-of-use assets, the fair value of Level 2 and Level 3 financial instruments which include the Series B preferred stock, production tax credits, the assessment as to whether it is reasonably certain that we will exercise our options to extend lease terms when available, the present value of lease payments used to calculate our lease liabilities and related right-of-use assets which includes the use of estimated incremental borrowing rate (“IBR”), contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate.

We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the COVID-19 pandemic and the declining performance for total market revenues in our radio and television markets, we performed an interim impairment test as of March 31, 2020 of our goodwill and FCC broadcasting radio and television FCC broadcasting licenses. As a result of the interim impairment test, we determined that there was no impairment to goodwill, however, there was an impairment to our radio FCC broadcasting licenses, primarily due to the discount rate increase and lower industry advertising revenue growth projections in the subject markets. We recorded a non-cash impairment loss of approximately $14.1 million that reduced the carrying value of such FCC broadcasting licenses. Actual results could differ from these estimates.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-months ended March 31, 2020 and 2019 (in thousands):

	Three-Months Ended
	March 31,
	2020	2019
Local, national, digital and network	$31,547	$31,457
Special events	6,429	7,093
Barter	1,645	1,838
Other	1,105	1,516
Gross revenue	40,726	41,904
Less: Agency commissions and other	4,451	4,549
Net revenue	$36,275	$37,355

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

For the three-months ended March 31, 2020 and 2019, barter revenue of $1.6 million and $1.8 million, respectively, was offset by barter expense of $1.5 million and $2.0 million, respectively.

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

Contract Balances

During the three-months ended March 31, 2020 there were $0.3 million of local, national, digital and network revenue recognized that were included in the unearned revenue balances at the beginning of the period. During the three-months ended March 31, 2020, there were $0.2 million of special events revenue recognized that were included in the unearned balances at the beginning of period. During the three-months ended March 31, 2020 barter revenue recognized that were included in the unearned revenue balances at the beginning of the period were $0.1 million. Other revenue recognized during the three-months ended March 31, 2020 that were included in unearned revenue balances at the beginning of the period were not significant. At March 31, 2020 there was $2.3 million of variable consideration in the form of agency based volume discounts accrued as contract liabilities within accrued expenses as compared to $2.0 million for the year-ended December 31, 2019. Variable consideration in the form of agency based volume discounts of $0.3 million were recognized and recorded as contract liabilities within accrued expenses during the three- months ended March 31, 2020.

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

Basic net loss per share is computed by dividing net loss applicable to stockholders by the weighted average number of shares for each period on an as-converted basis. Diluted net loss income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

The following tables set forth the computation of basic and diluted net loss available to stockholders for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three-Months Ended March 31,
	2020			2019
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(8,279)	(4,568)	(1,483)	$(2,272)	(1,253)	(407)
Denominator
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,242	2,340	760
Basic net loss per share	$(1.95)	(1.95)	(1.95)	$(0.54)	(0.54)	(0.54)

Diluted net loss per share:
Numerator
Allocation of undistributed losses	$(8,279)	(4,568)	(1,483)	$(2,272)	(1,253)	(407)
Denominator
Number of shares used in basic computation	4,242	2,340	760	4,242	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,242	2,340	760	4,242	2,340	760
Diluted net loss per share	$(1.95)	(1.95)	(1.95)	$(0.54)	(0.54)	(0.54)

Common stock equivalents excluded from calculation of diluted net loss per share as the effect would have been anti-dilutive:	379	—	—	445	—	—

4. Stockholders’ Deficit

The changes in stockholders' deficit for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three-Months Ended
	March 31,
	2020	2019
Beginning balance	$(80,297)	$(79,379)
Net loss	(14,330)	(3,932)
Stock-based compensation	2	—
Ending balance	$(94,625)	$(83,311)

5. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2020	2019
Net revenue:
Radio	$32,533	$34,079
Television	3,742	3,276
Consolidated	$36,275	$37,355
Engineering and programming expenses:
Radio	$5,608	$5,481
Television	2,066	1,550
Consolidated	$7,674	$7,031
Selling, general and administrative expenses:
Radio	$16,668	$17,666
Television	1,573	1,588
Consolidated	$18,241	$19,254
Corporate expenses:	$2,824	$2,751
Depreciation and amortization:
Radio	$440	$376
Television	349	444
Corporate	57	53
Consolidated	$846	$873
Gain on disposal of assets, net of disposal costs:
Radio	$(8)	$(36)
Television	(3,178)	—
Corporate	—	—
Consolidated	$(3,186)	$(36)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,684	1,930
Consolidated	$1,684	$1,930
Impairment charges:
Radio	$14,103	$—
Television	—	—
Corporate	—	—
Consolidated	$14,103	$—
Other operating income:
Radio	$—	$(17)
Television	—	—
Corporate	—	—
Consolidated	$—	$(17)
Operating (loss) income:
Radio	$(4,278)	$10,609
Television	2,932	(306)
Corporate	(4,565)	(4,734)
Consolidated	$(5,911)	$5,569

	Three-Months Ended
	March 31,
	2020	2019
Capital expenditures:
Radio	$563	$610
Television	173	405
Corporate	133	158
Consolidated	$869	$1,173

	March 31,	December 31,
	2020	2019
Total Assets:
Radio	$405,220	$407,633
Television	45,026	58,465
Corporate	3,115	2,946
Consolidated	$453,361	$469,044

6. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through the first quarter of 2020, management has not changed its valuation allowance position as of March 31, 2020 from December 31, 2019.

Our income tax expense differs from the statutory federal tax rate of 21% and related statutory state tax rates primarily due to the winding down of tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance, offset by the deferred tax asset continued creation of disallowed interest as a result of tax laws changes from the Tax Legislation and the CARES ACT, and other changes in the valuation allowance. The CARES ACT interest limitation increased from 30% to 50% for 2019 and 2020. This results in an expected benefit relating to 2019 in the amount of $2.8 million. The Company is also expecting to deduct additional interest in 2020 as a result of this legislation.

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

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2020 and December 31, 2019.

7. Commitments and Contingencies

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on

November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $187.5 million as of March 31, 2020, as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid. This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  The Company filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018.  The Company received a ruling on the motion to dismiss on August 27, 2018. The ruling granted the Company’s motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed and remain pending before the court.  On September 24, 2019, we filed counterclaims in this matter claiming that certain of the plaintiffs are not valid holders of Series B Preferred stock because their purported purchases were attempted in violation of the Charter and were therefore void as a legal matter by operation of the Charter.  On December 18, 2019, we filed a motion for summary judgment against the affected plaintiffs with respect to this issue. On March 20, 2020, we filed a motion to dismiss the Preferred Holder Complaint for failure to prosecute. Our motions for summary judgment and to dismiss remain pending before the court.

Local Tax Assessment

The Company received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,993,624 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $535,000, based upon our current best estimate of probable loss, was charged to operations in the second quarter of 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% Senior Secured Notes due 2017 (note 9)	Level 2	$249.9	263.5	$249.9	263.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 10)	Level 3	187.5	44.6	185.0	66.0

(b)	Fair Value of FCC Broadcasting Licenses

As discussed in Note 12, our valuations of our indefinite-lived intangibles principally use the discounted cash flow methodology which includes significant unobservable inputs and assumptions by management resulting in certain assets being recorded on a non-reoccurring Level 3 fair value measure.  During the quarter ended March 31, 2020, several of our radio FCC broadcasting licenses with a carrying amount of $295.1 million were written down to their implied fair value of $281.0 million, resulting in an impairment charge of $14.1 million, which was included in earnings for the period. There was no impairment to the television FCC broadcasting licenses with a carrying value of approximately $16.2 million that make up the remaining FCC broadcasting licenses balance, as presented in the accompanying consolidated balance sheet.

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

At March 31, 2020, there is $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We sold our Los Angeles real estate for $14.7 million and a portion of our Puerto Rico television spectrum for $5.5 million, during 2017, and our New York real estate for $14.0 million in the third quarter of 2018, whose net proceeds, as defined by the Indenture, we used to repay a portion of the Notes.  See Note 1 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending December 31, 2019.

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

We are currently in litigation with persons claiming to own 94.16% of our Series B preferred stock as described above in Note 7, Commitments and Contingencies.

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

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.  On December 4, 2017, the Company also filed a petition with the FCC for declaratory ruling (the “Petition”) with respect to the potential excess foreign ownership.  The Company filed the Petition not because it had concluded that an affirmative FCC public interest ruling regarding recognized foreign ownership was required, but at the suggestion of FCC staff to ensure the Company had prophylactically availed itself of the “safe harbor” protections of Section 1.5004(f)(4) of the FCC’s Rules, in the event such a declaratory ruling ultimately proved necessary. This suggestion came after the Company had previously notified the FCC of a possible Section 310(b) foreign ownership issue triggered by the filing of the Preferred Holder Complaint.  The FCC responded to the Petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement Petition with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company reviewed this information in order to determine whether it was complete, true and correct, as required by the FCC’s rules, and requested some additional information from the Series B preferred stockholders.  The purported Series B preferred stockholders did not provide any additional information regarding the timing of their alleged purchases of Series B preferred stock until December 5, 2018. On that date, such stockholders filed responses to the Company’s interrogatories in the Series B Preferred Stock Litigation. These responses contained a significant portion of the pending information that was originally solicited on November 2017 and January 2018, respectively. The new information mainly consisted of the trading information in the Series B preferred stock, including dates of acquisition, the number of shares purportedly acquired in each transaction and, to the extent available, seller information.  On December 6, 2018, the Company received a letter from the Enforcement Bureau of the Investigations and Hearings Division (the “Bureau”) of the FCC advising the Company that it was under investigation for potential violations of Section 310(b) of the Communications Act related to excess foreign ownership of broadcast stations.  As part of its investigation, the Bureau requested of the Company detailed information and supporting documentation about the identities of the Series B preferred stockholders, the potential for a foreign ownership violation, the dates that the Company became aware of the situation, and the steps it took to address the situation.  The Company timely filed our response to the Bureau’s letter of inquiry on February 8, 2019. On May 6, 2020, the Bureau informed the Company that it is no longer pursuing its investigation.

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

As stated above, the Company takes the position that certain of the purported non-U.S. preferred stockholders do not currently hold valid equity interests in the Company, with the result that there is no foreign ownership excess. For this reason, the Company did not claim in its Petition or any supplement thereto that it would be in the public interest for the relevant entities to hold aggregate interests exceeding the 25 percent foreign ownership benchmark. As stated in the original Petition, the Company then recognized that its showing “is not yet complete with respect to the FCC’s ability to render a decision regarding the … public interest inquiry.”  Because the share transfers that gave rise to some or all of the Series B preferred stock ownership claims of several purported non-U.S. preferred stockholders are invalid, there would be no need for such a showing unless a court first determines that the suspect transactions must be honored. Accordingly, both the Company and the purported Series B preferred stockholders have suggested that the FCC should consider simply holding the Petition in abeyance until the Series B Preferred Stock Litigation is resolved. On May 7, 2020, the Company notified the FCC that it was withdrawing the Petition.

As of the date of these financial statements, the Company believes that there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to address these questions in the pending Chancery Court action.

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

As of March 31, 2020, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $96.9 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

The Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  For the three-months ended March 31, 2020 and 2019, we recorded $2.4 million as dividends on Series B preferred stock classified as interest expense.

11. Assets Held for Sale and Gain on Disposition of Assets

On January 21, 2020, the Company entered into an asset purchase agreement with KHOU-TV, Inc. to sell various assets related to our Houston, KTBU television operations for $15 million, exclusive of closing costs, and subsequently closed on the sale on March 23, 2020. The Company recognized a gain on the sale of the KTBU assets of $3.2 million. Although the Company has historically used net proceeds from the sale of assets, as described by the Indenture, to repay a portion of the Notes, as of July 6, 2020, the Company is in an ongoing discussion with the holders of our Notes regarding the uses and/or payment of these proceeds.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20-45, Discontinued Operations, a disposal of a component of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. Management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Houston, TX, market were not reported as discontinued operations. Operating income for the Company’s Houston station was $0.3 million for the year ended December 31, 2019.

A summary of assets held for sale as of March 31, 2020 and December 31, 2019 is set forth below (in thousands):

	March 31, 2020	December 31, 2019
FCC broadcasting licenses	$—	$10,432
Property and equipment, net	—	425
Operating lease right-of-use asset	—	1,617
Assets held for sale	—	12,474

Operating lease liabilities	—	54
Operating lease liabilities, net of current portion	—	1,456
Liabilities held for sale	$—	$1,510

12. Impairment of FCC Broadcasting Licenses

The Company generally performs its annual impairment test of its indefinite-lived intangibles during the fourth quarter of the fiscal year. However, given the recent outbreak of the COVID-19 pandemic and the declining performance for total market revenues in the Company’s radio and television markets, the Company determined that a triggering event had occurred. The Company performed an interim impairment test as of March 31, 2020 of its FCC broadcasting radio licenses in New York, Los Angeles, Miami, Chicago, San Francisco and Puerto Rico, as well as its Miami and Puerto Rico FCC television broadcasting license.

The Company performs valuations using the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC broadcasting licenses are acquired and operated by a third-party. This valuation method is based on the premise that the only asset that an unbuilt start-up station possesses is the FCC broadcasting license. Such method isolates the income attributable to an FCC broadcasting license by modeling a hypothetical greenfield build-up to a normalized enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for as part of the build-up process. Consequently, the resulting accretion in value is solely attributed to the FCC broadcasting license.

In the discounted cash flow projections, a ten years period is deemed an appropriate time period for the analysis. The yearly cash flow streams were adjusted to present value using an after-tax discount rate calculated for the radio and television broadcast industries as of March 31, 2020. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.

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

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to the subject markets. Below are some of the key assumptions used in the Company’s impairment assessment using significant unobservable inputs (Level 3 non-recurring fair value measure).

	Radio FCC Licenses	Television FCC Licenses
	March 31, 2020	March 31, 2020
Discount Rate	10.5%	11.0%
Long-term Revenue Growth Rate	0.1% - 0.8%	1.0%
Mature Market Share	3.0% - 18.0%	2.0% - 2.9%
Mature Operating Profit Margin	28.0% - 33.6%	24.0%

As a result of the interim impairment test, the Company determined that there was an impairment to its radio FCC broadcasting licenses in San Francisco, Chicago, Miami, New York and Puerto Rico, primarily due to the discount rate increase and lower industry advertising revenue growth projections in the subject markets due to COVID-19. The Company recorded a non-cash impairment loss of approximately $14.1 million that reduced the carrying value of such FCC broadcasting licenses.

13. Subsequent Events

Paycheck Protection Program

The PPP was established as part of the CARES Act, subsequently amended by CARES 2.0 and the Flexibility Act, to provide unsecured loans as a direct incentive to qualifying small businesses to keep their U.S. workers on the payroll during the COVID-19 pandemic. These unsecured loans will be forgiven as long as: (1) the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over the 24 week period after the loan is made; and (2) employee and compensation levels are maintained.  Payroll costs are capped at $100,000 on an annualized basis for each employee.

Given the uncertainty in the duration of the COVID-19 pandemic, the Company applied for and on April 15, 2020 received $6,478,800 in an unsecured loan funded under the PPP (the “PPP Loan”). The PPP Loan is necessary to support the Company's ongoing operations and enables the Company to avoid further employee furloughs or layoffs in the near term. The Company intends to apply for forgiveness of the PPP Loan and is using the proceeds to maintain employment and compensation levels and pay benefits, rent and utilities. Although the Company intends to obtain forgiveness of the PPP Loan in whole or in part, there is no assurance that the Company will be successful.

If all or a portion of the PPP Loan is not forgiven, all or the remaining portion will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until the date that the Small Business Administration remits the loan forgiveness amount to our lender, provided that the Company submits its loan forgiveness application to our lender within ten months following the last day of the applicable covered period.

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

We own and operate radio stations located in six of the most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we operate our AIRE Radio Networks with over 300 affiliate radio stations serving 88 of the top 100 U.S. Hispanic markets, including 50 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 95% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2020 and 2019, our radio revenue was generated primarily from the sale of local, national, digital and network advertising, and our radio segment generated 90% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 75 hours of original programming per week.  For the three-months ended March 31, 2020 and 2019, our television revenue was generated primarily from the sale of local and national advertising and paid programming, and our television segment generated 10% and 9% of our consolidated net revenues, respectively.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as described in Note 7, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The complaint filed by these investors revealed a purported foreign ownership of our Series B preferred stock, which we are actively addressing.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items under the headings “Business—Our Continued Recapitalization and Restructuring Efforts” and “Item 7—Liquidity and Capital Resources” in our Annual Report.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. The COVID-19 pandemic has resulted in the temporary disruptions of many of our advertisers’ businesses thereby impacting our core source of revenue, which has had a material impact on our operations and financial condition. COVID-19's impact on the capital markets could also impact our ability and cost to obtain necessary financing.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking reasonable precautionary measures as directed by health authorities and local, state and national governments. Due to continuing uncertainties regarding the COVID-19 pandemic, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could continue.

The Company has initiated the following strategies to reduce expenses and preserve cash:

•	limiting capital expenditures;
•	reduced content production;
•	eliminated advertising and marketing;
•	reducing discretionary spending;
•	eliminated travel and entertainment except for essential business needs;
•	furloughing certain employees;
•	requesting discounts from vendors and/or payment plans.

To the extent the business disruption continues for an extended period, additional cost management actions will be considered to protect our long-term financial health and ensure our ability to continue serving our viewers, listeners and advertisers.

Since March, most of our employees have been working from home, with only certain essential employees working on site. For employees working at our facilities, we have instituted social distancing protocols, increased the level of cleaning and sanitizing and undertaken other actions to make our facilities safer. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. As of the date of this filing, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act allocated $349 billion to the Paycheck Protection Program (the “PPP”). An additional $310 billion was allocated to the PPP with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act (“CARES 2.0”) on April 21, 2020. Subsequently, on June 5, 2020, the Paycheck Protection Flexibility Act of 2020 (“Flexibility Act”) was signed into law, amending the CARES Act. Based on the Company’s preliminary analysis of the CARES Act, the benefits it has already taken advantage of or expects to recognize include:

•

applying for and received an unsecured loan in the amount of approximately $6.5 million pursuant to and funded by the U.S. Payment Protection Program (the “PPP”) to cover certain payroll, benefit, rent and utility expenses during the second and third quarters of 2020. The Company intends to apply for forgiveness of the PPP amounts received although there can be no guarantee that the amounts will be forgiven. New guidance on the criteria for forgiveness continues to be released. See Note 13 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the PPP.

•

relaxation of interest expense deduction limitation for income tax purposes. The limitation on interest increases from 30% to 50% for 2019 and 2020. This results in an expected benefit relating to 2019 in the amount of $2.8 million. We expect to deduct additional interest in 2020 as a result of this legislation.

We continue to review and consider any available potential benefit under the CARES Act for which we may qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

For more information, see “Item 1A. Risk Factors—The COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial position, results of operations, liquidity and cash flows” and "Item 1A. Risk Factors—Risks Related to Our Business—Cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues” in our Annual Report.

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

•

Local and digital revenue generally consists of advertising airtime sold in a station’s local market, as well as the sale of advertising airtime during the streaming of our radio stations, the LaMusica application and our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2020 and 2019, local and digital revenue comprised 58% and 59% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions.  Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2020 and 2019, national and network revenue comprised 20% and 16% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For each of the three-months ended March 31, 2020 and 2019, barter revenue comprised 4% of our gross revenues.

•

Special events revenue. We generate special events revenue from ticket sales, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the three-months ended March 31, 2020 and 2019, special events revenue comprised 16% and 17% of our gross revenues, respectively.

•

Other revenue. We receive other ancillary revenue such as subscriber revenue paid to us by cable and satellite providers, rental income from renting available tower space or sub-channels and syndication revenue from licensing MegaTV content. For the three-months ended March 31, 2020 and 2019, other revenue comprised 2% and 4% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2020 and 2019

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2020	2019
Net revenue:
Radio	$32,533	$34,079
Television	3,742	3,276
Consolidated	$36,275	$37,355
Engineering and programming expenses:
Radio	$5,608	$5,481
Television	2,066	1,550
Consolidated	$7,674	$7,031
Selling, general and administrative expenses:
Radio	$16,668	$17,666
Television	1,573	1,588
Consolidated	$18,241	$19,254
Corporate expenses:	$2,824	$2,751
Depreciation and amortization:
Radio	$440	$376
Television	349	444
Corporate	57	53
Consolidated	$846	$873
Gain on disposal of assets, net of disposal costs:
Radio	$(8)	$(36)
Television	(3,178)	—
Corporate	—	—
Consolidated	$(3,186)	$(36)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,684	1,930
Consolidated	$1,684	$1,930
Impairment charges:
Radio	$14,103	$—
Television	—	—
Corporate	—	—
Consolidated	$14,103	$—
Other operating income:
Radio	$—	$(17)
Television	—	—
Corporate	—	—
Consolidated	$—	$(17)
Operating (loss) income:
Radio	$(4,278)	$10,609
Television	2,932	(306)
Corporate	(4,565)	(4,734)
Consolidated	$(5,911)	$5,569

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2020 and 2019 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2020	2019
Net revenue	$36,275	$37,355
Engineering and programming expenses	7,674	7,031
Selling, general and administrative expenses	18,241	19,254
Corporate expenses	2,824	2,751
Depreciation and amortization	846	873
Gain on disposal of assets, net of disposal costs	(3,186)	(36)
Recapitalization costs	1,684	1,930
Impairment charges	14,103	—
Other operating income	—	(17)
Operating (loss) income	$(5,911)	$5,569
Interest expense, net	(7,916)	(7,807)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)
Income tax benefit	(1,931)	(740)
Net loss	$(14,330)	$(3,932)

Net Revenue

The decrease in our consolidated net revenues of 3% was due to a net revenue decrease in our radio segment partially offset by an increase in our television segment.  Our radio segment net revenue decreased $1.5 million or 5% due to decreases in local, special events revenue, and barter sales which were partially offset by increases in national, digital and network sales.  Additionally, local radio segment revenue includes the negative impact of ad related spot cancellations due to the COVID-19 pandemic. Our television segment net revenue increased $0.5 million or 14% due to the increases in local, national and barter sales, which were offset by decreases in sub-channel rental and subscriber fees revenue.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.6 million or 9% was due to an increase in both our television and radio segments expenses.  Our television segment expenses increased $0.5 million or 33%, mainly due to an increase in production costs.  The radio segment expenses increased $0.1 million or 2% primarily due to increases in transmitter related expenses.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $1.0 million or approximately 5% was primarily due to expense decrease in our radio segment.  Our radio segment expenses decreased approximately $1.0 million or 6%, mainly due to decreases in advertising, barter and special events expenses, which were partially offset by an increase in national rep commissions and taxes and licenses costs.  Our television segment expenses remained relatively flat as they decreased less than $0.1 million or 1%, primarily due to decreases in professional fees.

Corporate Expenses

The increase in corporate expenses of $0.1 million or 3% was mostly due to an increase in insurance expense.

Gain on Disposal of Assets, net of disposal costs

The gain on disposal of assets of $3.2 million was primarily related to the sale of our Houston television market’s KTBU FCC license, certain transmission related fixed assets and an operating lease related to the transmission site, in March 2020.

Recapitalization Costs

The Company incurred $1.7 million of recapitalization costs, a decrease of $0.2 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders”) of more than 56% of the principal amount of outstanding Notes who previously entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Impairment Charges

The increase in impairment charges in 2020 of $14.1 million was primarily due to having recognized impairment charges to our radio FCC broadcasting licenses in San Francisco, Chicago, Miami, New York and Puerto Rico for the three-months ended March 31, 2020.

Operating Income

The decrease in operating income of $11.5 million or 206% was primarily due to the impairment charges in our radio segment, resulting from the ongoing negative impact of COVID-19, partially offset by a gain from the disposal of assets in our television segment.

Interest Expense, net

The increase in interest expense of $0.1 million or 1% was primarily due to recognizing a reduction of interest associated with the settlement of a state tax assessment in the prior year.

Income Tax Benefit

The income tax benefit of $1.9 million was primarily a result of a reduction of the deferred tax liabilities due to the impairment of FCC licenses offset by utilization of interest disallowance carryover and the winding down of tax amortization on indefinite lived intangibles.

Net Loss

The net loss was primarily due to the decrease in operating income partially offset by the increase in income tax benefit.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of March 31, 2020 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

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

•

Certain holders of our Series B preferred stock, of which there is approximately $187.5 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $97.0 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued us in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Note 7. Commitments and Contingencies in the Notes to the financial statements contained in this Quarterly Report on Form 10-Q and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

We had a working capital deficit of $382.2 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Excluding the Series B preferred stock of $187.5 million, our adjusted working capital deficit totals $194.7 million.

In addition, our inability to repay the Notes at maturity and the temporary disruption to our core source of revenue due to the recent outbreak of the COVID-19 coronavirus has caused us to conclude there is a substantial doubt about our ability to continue as a going concern.

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

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit.  Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media, some of which may be exacerbated by the COVID-19 pandemic. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the risk of the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail in Note 7, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Furthermore, as of March 31, 2020 and December 31, 2019, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to the extent of the funds legally available.

Our strategy is to primarily utilize cash flows from operations to meet our ordinary course operating obligations. Assumptions which underlie management’s beliefs with respect to operating activities include the following:

•	the significant deterioration in economic conditions and demand for advertising within the broadcasting industry due to the COVID-19 pandemic is expected to be temporary;
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

On April 15, 2020, we received $6,478,800 in an unsecured loan funded under the PPP. The PPP Loan is necessary to support our ongoing operations and enables us to avoid further employee furloughs or layoffs in the near term. The Company intends to apply for forgiveness of the PPP Loan and is using the proceeds to maintain employment and compensation levels and pay benefits, rent and utilities. Although, we intend to obtain forgiveness of the PPP Loan in whole or in part, there is no assurance that we will be successful.  If all or a portion of the PPP Loan is not forgiven, all or the remaining portion will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until the date that the Small Business Administration remits the loan forgiveness amount to our lender, provided that we submit our loan forgiveness application to our lender within ten months following the last day of the applicable covered period.

12.5% Senior Secured Notes due 2017

As of March 31, 2020, we had outstanding $249.9 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of March 31, 2020, we had outstanding approximately $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of approximately $97.0 million.

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

As discussed in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Raul Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, is the beneficial owner of all the shares of Series C preferred stock which are convertible into 760,000 shares of Class A common stock, subject to certain adjustments.

Class A Common Stock

As of March 31, 2020, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of March 31, 2020, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Mr. Alarcón has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2020 and 2019, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Three-Months Ended
	March 31,		Change
	2020	2019	$
Capital expenditures:
Radio	$563	$610	(47)
Television	173	405	(232)
Corporate	133	158	(25)
Consolidated	$869	$1,173	(304)
Net cash flows provided by operating activities	$1,451	$971	480
Net cash flows provided by (used in) investing activities	14,293	(1,235)	15,528
Net cash flows used in financing activities	—	—	—
Net increase (decrease) in cash and cash equivalents	$15,744	$(264)

Capital Expenditures

The decrease in our capital expenditures was primarily due to non-routine purchases of office and transmitter equipment for the Puerto Rico television operation in the prior year.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of decreased working capital.

Net Cash Flows Provided by (Used In) Investing Activities

Changes in our net cash provided by (used in) investing activities were primarily a result of having sold assets related to our Houston television market in March 2020.

Net Cash Flows from Financing Activities

On March 23, 2020, the Company closed on the sale of various assets related to its Houston, KTBU television operations for $15 million, exclusive of closing costs. Although the Company has historically used net proceeds from the sale of assets, as described by the Indenture, to repay a portion of the Notes, as of July 6, 2020, the Company is in an ongoing discussion with our Notes holders regarding the uses and/or payment of these proceeds.

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

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2020.

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

In the discounted cash flow projections, a period of ten years was determined to be an appropriate time horizon for the analysis. The yearly streams of cash flows are adjusted to present value using an after-tax discount rate calculated for the broadcast industry as of March 31, 2020. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2020 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.0% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of March 31, 2020. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $47.7 million and that a decrease of 100 basis points in the long term growth rate would result in an impairment of $38.8 million.

The table below presents the percentage within which the fair values of our broadcasting licenses fall relative to their carrying value as of March 31, 2020 for 8 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of March 31, 2020
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	6	2	—
Carrying value (in thousands)	$281,029	$16,149	$—

In addition to conducting our annual impairment testing, at each interim reporting period we perform a qualitative assessment for each unit of accounting for triggering events that could indicate impairment to our FCC broadcasting licenses. In this assessment, we consider the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the first quarter of 2020, as a result of the interim impairment test, we determined that there was an impairment to several of our radio FCC broadcasting licenses in San Francisco, Chicago, Miami, New York and Puerto Rico, primarily due to lower industry advertising revenue growth projections in the subject markets. We recorded a non-cash impairment loss of approximately $14.1 million that reduced the carrying value of such FCC broadcasting licenses. Outside of these radio FCC broadcasting license impairments totaling $14.1 million, there were no other impairments of our FCC broadcasting licenses as tested for impairment for the quarter ended March 31, 2020.

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

During the quarter-ended March 31, 2020, we assessed qualitative factors and identified a triggering event for impairment due to the impact of the COVID-19 pandemic on the economy. We performed an interim impairment review of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing by approximately 4.4% as of March 31, 2020. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and should not be considered the only risks to which we are exposed. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report. In addition to the risk factors discussed below, the impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report, any of which could have a material effect on us. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Annual Report.

The COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial position, results of operation, liquidity and cash flows.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and financial condition.  It has also impacted many of our advertisers, which have temporarily suspended operations, thereby impacting our core source of revenue. Our advertising revenue, and in particular cash advertising sales, makes up the majority of our revenue, and, like other radio and TV broadcast companies and similar businesses that depend on advertising spend, we are experiencing a decline in this revenue stream due to the COVID-19 pandemic. In response to this current health crisis, governmental authorities have imposed certain restrictions, including travel bans and recommendations on the limitation of social gatherings, which have directly impacted our ability to continue producing concerts and special events while those restrictions remain in place. Following a series of orders issued in our markets, New York, Los Angeles, Puerto Rico, Miami, Chicago and San Francisco, we have had to cancel events until further notice, which has reduced revenue and had a negative impact given the importance of these events to our audience and advertisers. In addition, our radio and TV station operations have been affected. Although our physical locations remain open, there is limited access and our employees are working remotely, with only certain essential employees working on site.  For employees working at our facilities, we have instituted social distancing protocols, increased the level of cleaning and sanitizing and undertaken other actions to make our facilities safer. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments.

We have also had to implement certain measures to reduce costs, including furloughing some employees, reduced content production, requesting discounts from vendors, eliminated advertising and marketing, limited all travel except for essential business needs, and acted to limit discretionary spending. The effects of COVID-19 may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. The health dangers of the COVID-19 pandemic, the length of time it will last, the impact these things will continue to have on the general economy and in the markets in which we operate, are unknowns at this time, and may be unknown for some time to come. While we believe that our radio and TV businesses will prove ultimately resilient in the face of a recession, the factors mentioned above make it difficult to predict with certainty or precision the continuing negative impact of the COVID-19 pandemic on our business, financial position, results of operations, liquidity and cash flows, and that impact could continue to be material.

Impairments of our FCC licenses and/or goodwill related to the impact of the COVID-19 pandemic will adversely affect our operating results and we may be required to record further impairment losses in the future.

As of March 31, 2020, we had approximately $330.0 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $297.2 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 73% of our total assets. Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses and goodwill for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed on its FCC licenses as of March 31, 2020, the Company recorded impairment losses totaling $14.1 million related to its radio FCC broadcasting licenses in its San Francisco, Chicago, Miami, New York and Puerto Rico markets. As a result of the testing performed as of March 31, 2020, the Company identified that in all six of its radio markets the estimated fair value of each market’s FCC licenses exceeded their carrying amounts by less than 2.5%, therefore the FCC licenses in these markets may carry an increased risk of impairment losses in the future. As a result of the impairment test performed on its goodwill as of March 31, 2020, the Company determined that the estimated fair value of its radio reporting unit exceeded the carrying amount by 4.4% percent as of March 31, 2020.

The impairment losses were primarily due to the discount rate increase and lower industry advertising revenue growth projections in the subject markets due to the impact of the COVID-19 pandemic. To the extent the COVID-19 pandemic and the related economic downturn continues or worsens, we may be required to record further impairment losses in the future.

The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. Since a number of factors may influence the fair value of our intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.  From time to time in the past, we have incurred significant impairment charges, which have materially adversely affected our results of operations.

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

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.48*	Loan Agreement dated April 15, 2020 by and between City National Bank of Florida, a National Banking Association, and Spanish Broadcasting System, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSÉ I. MOLINA
José I. Molina
Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the registrant)

Date: July 6, 2020